Form 10-Q
period 1996-03-31
AMERICAN PAGING INC
filed 1996-05-14
CIK 916065

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996

                                        OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from              to

                         Commission File Number 1-12786

- - --------------------------------------------------------------------------------


                              AMERICAN PAGING, INC.

- - --------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

               Delaware                                   36-3109408
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

  1300 Godward Street Northeast, Suite 3100, Minneapolis, Minnesota 55413-1767
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (612) 623-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes   /X/    No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                          Outstanding at May 2, 1996
               -----------------                    --------------------------
          Common shares, $1 par value                     7,546,995 Shares
     Series A Common shares, $1 par value                12,500,000 Shares

- - --------------------------------------------------------------------------------

                              AMERICAN PAGING, INC.

                        FIRST QUARTER REPORT ON FORM 10-Q


                                      INDEX




                                                                     Page No.

Part I.     Financial Information

            Management's Discussion and Analysis of
              Results of Operations and Financial Condition              2-6

            Consolidated Statements of Operations - Three Months
              Ended March 31, 1996 and 1995                                7

            Consolidated Statements of Cash Flows - Three Months
              Ended March 31, 1996 and 1995                                8

            Consolidated Balance Sheets -
              March 31, 1996 and December 31, 1995                      9-10

            Notes to Consolidated Financial Statements                    11


Part II.    Other Information                                             12


Signatures                                                                13

                          PART I. FINANCIAL INFORMATION

                              AMERICAN PAGING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Months Ended 3/31/96 Compared to Three Months Ended 3/31/95

American Paging, Inc. [AMEX:APP or the "Company"] results of operations for the three months ended March 31, 1996 compared to the same period in 1995 reflect slow growth in customer units and service revenue, continuing downward pressure on prices, higher operating expenses, and substantially higher operating and net losses. Service revenue increased 6.6% to $23.7 million on a 13.8% increase in the number of pagers served since March 31, 1995. Customer units in service totaled 802,100 at March 31, 1996 compared to 705,100 at March 31, 1995. As anticipated, growth has been slow over the past few quarters due to the restructuring of the Company's field sales and service offices as well as continued competitive pressures. The average monthly disconnect rate ("churn") was 2.7% for the three months ended March 31, 1996 compared to 2.3% for 1995, also reflecting disruptions within the customer service groups.

During the third quarter of 1995, American Paging began a major restructuring of its sales and customer service organizations and activities designed to improve unit growth, revenue growth, operating efficiency, operating cash flow and earnings. The restructuring effort is expected to extend into the second half of 1996. The Company's restructuring includes a reorganization of its sales and marketing organization, focused primarily on committing additional resources to sales and sales support with the intent to increase revenue and customer satisfaction. In addition, the Company is consolidating its 17 geographically-dispersed customer service and administrative functions into one Customer Telecare Center ("CTC"), which is located in Oklahoma City, Oklahoma. The CTC has been designed to better serve the Company's customers and gain the efficiencies necessary to support a growing customer base. Upon completion of the transition to the centralized CTC, field offices will provide sales only. Finally, the Company is reengineering its business processes and systems to gain further efficiencies in its back office operations.

Operating cash flow for the quarter was $3.1 million, or 13.0% of service revenue in 1996 compared to $3.5 million, or 15.9% of service revenue in 1995. During the quarter, the Company recorded pretax expenses of approximately
$450,000 related to restructuring efforts, primarily for consulting fees, travel, training and duplicative staffing. Excluding these restructuring expenses, operating cash flow would have been $3.5 million, or 14.9% of service revenue. Also related to restructuring efforts, the Company recorded approximately $350,000 in depreciation expense for the acceleration in the useful lives of fixed assets which will no longer be required upon completion of the restructuring. Operating cash flow is calculated by adding depreciation and amortization to operating income/(loss). Operating cash flow does not represent cash flows from operating activities as defined by generally accepted accounting principles. See "Capital Resources and Liquidity" section below for a discussion of cash flows from operating activities.

Service operating expense increased 13.9% to $27.6 million, principally due to increased costs to serve the expanded customer base, higher selling costs, restructuring expenses, and higher depreciation and amortization expense. As a result, the Company incurred an operating loss of $4.1 million. In addition, the Company incurred higher interest expense, net of $1.4 million interest capitalized on its narrowband Personal Communications Services ("PCS") licenses, contributing to the first quarter net loss of $5.3 million.

Service revenue increased 6.6% ($1.5 million) in 1996 compared to 1995 as a result of the 13.8% growth in the number of pagers in service since March 31, 1995. As expected, service revenue and unit growth was slower during the quarter due to the restructuring of the Company's field sales and service offices. Service revenue growth was slower than paging unit growth due to competitive pricing declines and a continuing shift in the distribution channel mix, which have an adverse impact on average monthly service revenue per customer unit ("ARPU"). ARPU declined to $10.03 for the first three months of 1996 from $10.91 in 1995. This 7.9% decline was the result of competitive pricing pressures which accounted for 6.0% of the change and a shift in distribution channel mix which accounted for 1.9% of the change.

Service operating expenses increased 13.9% ($3.4 million) in 1996, principally due to increased costs to serve the expanded customer base, higher selling costs, restructuring expenses, and higher depreciation and amortization expense. The first quarter 1996 increase includes total restructuring expenses recorded during the period of $800,000. However, average monthly cash operating expense per unit (cost of services plus general and administrative expense) continued to improve during the first quarter of 1996 to $6.47 from $7.12 in 1995 as a result of growth in customer units in service as well as operating efficiencies achieved.

     Cost of service increased 20.8% ($1.1 million) in 1996, primarily associated with additional customers served as well as upgrading and expanding the Company's transmission systems to increase system capacity, improve network reliability and expand geographic coverage. The Company's transmitters in service increased to 1,016 at March 31, 1996 from 969 at March 31, 1995. During the past twelve months, transmitters were added primarily for the continued expansion and upgrade of existing systems coupled with the retirement of smaller, outdated systems to improve operating efficiencies. The Company's new systems and upgraded transmitters are capable of digital broadcast using the high-speed FLEX(TM) signaling protocol, significantly increasing system capacity over the Company's conventional signaling protocol.

     Selling and advertising expense increased 23.9% ($990,000) in 1996, primarily due to a significant increase in the number of sales and marketing employees and related costs resulting from the restructuring of the sales and marketing organization. The Company is committing additional resources to sales and sales support with the intent to increase unit sales, revenue and productivity. As anticipated, the Company has experienced slower unit and revenue growth during the restructuring period as a result of work force disruption caused by the refocusing of the sales force on direct sales and reengineering of the customer service organization. Slower unit growth coupled with the increase in selling and advertising expense caused a sharp increase in selling cost per net unit addition to $292 in 1996 compared to $79 in 1995. Selling cost per gross unit added, excluding acquisitions, increased to $63 in 1996 compared to $42 in 1995.

     General and  administrative  expense  decreased  4.0%  ($360,000)  in 1996.
During  the first  quarter,  the  Company  recorded  restructuring  expenses  of
$450,000  related  to  subleasing  office  space,  employee  severance  and  out placement services, and for consulting services. However, general and administrative expense decreased overall primarily as a result of administrative staff reductions, also related to restructuring initiatives. Further reductions are expected in this area as duplicative staffing is reduced during the transition of back office functions in the Company's 17 service operating centers to the CTC.

     Depreciation and amortization expenses increased 29.0% ($1.6 million) in 1996, reflecting increased investment in system and pager equipment, acquisitions and restructuring expenses. Excluding the investment in narrowband PCS licenses (which is not yet being amortized), gross fixed assets balance grew 21.4% to $140.7 million at March 31, 1996 from $115.9 million at March 31, 1995, primarily due to increases in pagers, transmitters and terminals. Also contributing to the increase was a first quarter expense of approximately $350,000 for accelerated depreciation on certain assets expected to be retired as a result of the Company's restructuring.

Equipment sales loss was $202,000 in 1996 compared to $48,000 in 1995. The Company generally plans to break even on equipment sales. For marketing purposes, it may, at times in selected locations, discount paging equipment below cost due to competitive pressures or sales promotions.

Operating loss was $4.1 million in 1996 compared $2.0 million in 1995. Operating margin on service revenue decreased to (17.2%) in 1996 from (9.1%) in 1995. The decrease in operating results reflect slower service revenue growth as well as increased operating expenses associated with the growth in the number of paging customers served and restructuring expenses.

The Company anticipates continued slower unit and revenue growth during the first half of 1996 as a result of work force disruption caused by the reengineering of the sales force and customer service organization. In addition, the Company expects operating expenses to continue to increase in 1996 as the customer base grows and as the Company continues to upgrade and expand its transmission systems to further improve network reliability, increase system capacity and expend geographical coverage. While the Company does not expect to see measurable benefits before the end of the second quarter as a result of its restructuring efforts, it does expect to move toward industry operating levels during the last half of 1996.

Investment and other income/(expense) was ($219,000) in 1996 compared to ($54,000) in 1995, reflecting primarily investment losses during each period associated with the Company's joint venture with Nexus Telecommunication Systems, Ltd. ("Nexus"), accounted for using the equity method. The joint venture, American Messaging Services, LLC, was formed to develop multiple applications and distribution channels worldwide for a patented communications network that provides two-way paging, location and telemetry services. Through royalty agreements, American Paging will receive revenue on all world-wide sales and usage of Nexus messaging systems. Nexus two-way messaging systems are currently under construction in Australia and Russia. Revenue accruing to the Company as a result of such sales is not expected to be material during 1996.

Interest expense-affiliates increased 36.8% ($290,000) in 1996 compared to 1995 resulting from increased long-term indebtedness due to the purchase and development of narrowband PCS licenses, acquisitions and construction expenditures. At March 31, 1996, the Company had $104.9 million outstanding under its Revolving Credit Agreement with its parent, Telephone and Data Systems, Inc. [AMEX:TDS]. On October 1, 1995, the Company started to capitalize interest costs related to borrowing for the acquisition of its narrowband PCS licenses, such capitalized interest totaled $1.4 million for the first quarter of 1996.

Income tax benefit decreased 68.4% ($84,000) in 1996 compared to 1995, primarily due to deferred state income taxes. The Company and TDS entered into a tax allocation agreement which became effective January 1, 1994, pursuant to which, the Company calculates its losses and credits as if it were a separate affiliated group and will carry forward its losses and credits, if any, to reduce future tax liabilities. For financial reporting purposes, the Company computes its federal income taxes as if it were not a member of the TDS consolidated group for federal income tax purposes.

Net loss totaled $5.3 million in 1996 compared to $2.7 million in 1995, reflecting a significant increase in operating loss as well as costs associated with the Company's investment in the Nexus joint venture and increased interest expense. Loss per common share was $0.27 in 1996 compared to $0.14 in 1995, reflecting the change in net loss.

CAPITAL RESOURCES AND LIQUIDITY

Construction, development and upgrade of the Company's radio paging systems, the purchase of narrowband PCS licenses, and growth in the number of customers served, both internally and through acquisitions, have caused financing requirements to exceed internally generated cash flow during the last three years. Accordingly, the Company has obtained substantial external funds in the form of borrowings under a Revolving Credit Agreement with TDS and anticipates that it will require additional funds over the next few years. In addition, significant funds will be required when the Company begins expanding its infrastructure to accommodate the services that the narrowband PCS licenses will allow the Company to provide.

Cash flows from operating activities required $487,000 in 1996 and provided $1.9 million in 1995. The $2.4 million decrease in cash provided was primarily due to the $2.6 million additional net loss coupled with $2.3 million for items requiring cash, such as accounts payable, unearned revenue and interest. These decreases were partially offset by $2.5 million for items not requiring cash, such as depreciation and amortization, deferred income taxes, accounts receivable and investment loss as well as balance sheet accruals for taxes and restructuring. Accounts payable decreased significantly at the end of the first quarter due to the advance payment of certain invoices prior to the Company's conversion to a new accounting system software.

Cash flows from financing activities provided $10.5 million in 1996 compared to $6.7 million in 1995. Cash flows from financing activities include cash from borrowings under the Revolving Credit Agreement-TDS and sales of common stock related to the Company's employee benefit plans. The Company borrowed $10.4 million during the three months ended March 31, 1996 under the Revolving Credit Agreement-TDS.

Cash flows from investing activities required cash totaling $12.6 million in 1996 compared to $9.4 million in 1995. The majority of the cash outflow during the quarter related to additions to property, plant and equipment of $10.8 million in 1996, representing enhancements to existing systems, construction of new systems and pagers, not including PCS build out costs. In addition, net cash outflow of $1.4 million related to capitalized interest and the development of five regional narrowband PCS licenses. Cash required for other investments related primarily to the Company's joint venture with Nexus Telecommunication Systems Ltd.

In April 1995, the Company completed its acquisition of five regional narrowband PCS licenses, providing coverage equivalent to that of a nationwide license. The Company expects to spend approximately $8 million in 1996 for the development of these licenses, primarily for interest capitalized on the borrowings to acquire the licenses. The Company intends to begin deploying PCS services in early 1997 in some of its existing markets. In addition, significant funds will be required as the Company continues to develop its infrastructure and to market the services that these licenses will allow the Company to provide, such as two-way acknowledgment paging and digital data transmission. The source of funds for these expenditures is expected to be internally generated cash flow and additional borrowings under the Revolving Credit Agreement with TDS.

At March 31, 1996, the Company had $1.6 million in cash. The Company had unused borrowing capacity at March 31, 1996 of $20.1 million under its Revolving Credit Agreement with TDS.

Pursuant to the Revolving Credit Agreement, amended December 31, 1995, the Company may borrow up to an aggregate of $125 million from TDS. At March 31, 1996, $104.9 million total long-term debt under this agreement was used for the acquisition and development of five regional narrowband Personal Communications Services ("PCS") licenses ($58.1 million), investments in infrastructure ($31.1 million), and acquisitions ($15.7 million).

The Revolving Credit Agreement allows the Company to borrow funds at an interest rate equal to 1 1/2% above the prime rate, which is payable quarterly. The Company's interest rate at March 31, 1996 was 9 3/4%. No principal is payable until January 1, 1999, subject to acceleration under certain circumstances, at which time the entire principal balance then outstanding is scheduled to become due and payable. The Company may prepay the balance due under the Revolving Credit Agreement at any time, in whole or in part, without premium. The Company anticipates it will meet its future debt service obligations through cash provided from ongoing operations.

In connection with the Company's efforts to increase its customer base and market share and to invest in new communications technologies, the Company anticipates requiring additional funding, the nature, amount and source of which cannot now be determined, but which may include public or private offerings of debt or equity securities. However, the Company has no agreements, commitments or understandings with respect to any such transactions. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its construction and development programs, which could have a material adverse impact on the Company's financial condition and results of operations.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                           Three Months Ended
                                                                March 31,
                                                         1996            1995
                                                         ----            ----
                                (Dollars in thousands, except per share amounts)

SERVICE REVENUE                                         $ 23,708       $ 22,237
                                                        --------       --------
SERVICE OPERATING EXPENSE
  Cost of service                                          6,586          5,452
  Selling and advertising                                  5,132          4,142
  General and administrative                               8,705          9,064
  Depreciation and amortization                            7,169          5,560
                                                        --------       --------
    Total service operating expense                       27,592         24,218
                                                        --------       --------
SERVICE OPERATING LOSS                                    (3,884)        (1,981)
                                                        --------       --------

EQUIPMENT SALES
  Revenue                                                  2,602          3,681
  Cost of equipment sold                                   2,804          3,729
                                                        --------       --------
EQUIPMENT SALES LOSS                                        (202)           (48)
                                                        --------       --------

OPERATING LOSS                                            (4,086)        (2,029)
                                                        --------       --------
INVESTMENT AND OTHER INCOME/(EXPENSE)
  Investment loss in joint venture                          (294)          (117)
  Interest income                                             42             35
  Other income, net                                           33             28
                                                        --------       --------
    Total investment and other/(expense)                    (219)           (54)
                                                        --------       --------

LOSS BEFORE INTEREST AND INCOME TAXES                     (4,305)        (2,083)
Interest expense - affiliates                              1,078            788
                                                        --------       --------

LOSS BEFORE INCOME TAXES                                  (5,383)        (2,871)
Income tax benefit                                           (39)          (123)
                                                        --------       --------

NET LOSS                                                $ (5,344)      $ (2,748)
                                                        ========       ========

WEIGHTED AVERAGE COMMON AND
  SERIES A COMMON SHARES (000s)                           20,041         20,000

NET LOSS PER COMMON  AND
  SERIES A COMMON SHARE                                 $  (0.27)      $  (0.14)



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    Unaudited


                                                            Three Months Ended
                                                                 March 31,
                                                            1996          1995
                                                            ----          ----
                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (5,344)     $ (2,748)
  Add (deduct) adjustments to reconcile net
    loss to net cash (required)/provided by
    operating activities:
  Depreciation and amortization                             7,169         5,560
  Deferred income taxes, net                                  (43)         (264)
  Investment loss                                             294           117
  Other noncash expense                                       519           609
  Change in accounts receivable                               498           195
  Change in accounts payable                               (3,545)       (1,794)
  Change in unearned revenue                                   38           280
  Change in accrued taxes                                     139             2
  Change in accrued interest                                   63           284
  Change in other assets and liabilities                     (275)         (348)
                                                         --------      --------
                                                             (487)        1,893
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Change in Revolving Credit Agreement - TDS               10,391         6,671
  Common shares issued                                         59           --
                                                         --------      --------
                                                           10,450         6,671
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment              (10,814)       (9,101)
  Investment in PCS                                        (1,438)         (187)
  Other investments                                          (384)         (141)
                                                         --------      --------
                                                          (12,636)       (9,429)
                                                         --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (2,673)         (865)

CASH AND CASH EQUIVALENTS
  Beginning of period                                       4,280         2,284
                                                         --------      --------
  End of period                                          $  1,607      $  1,419
                                                         ========      ========




       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                      (Unaudited)
                                                        March 31,   December 31,
                                                          1996          1995
                                                          ----          ----

                                                          (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                             $  1,607        $  4,280
  Accounts receivable
    Customers                                             11,206          11,883
    Affiliates - income taxes                                318             258
    Other                                                    179              15
  Inventory                                                2,981           3,408
  Deferred tax asset                                       2,059           2,028
  Prepaid expenses and other                               1,492           1,508
                                                        --------        --------
                                                          19,842          23,380
                                                        --------        --------

INVESTMENTS                                                  186              97
                                                        --------        --------

PROPERTY, PLANT AND EQUIPMENT
  In service                                             107,412         102,385
  Less accumulated depreciation                           47,012          42,933
                                                        --------        --------
                                                          60,400          59,452
                                                        --------        --------
INTANGIBLE ASSETS
  PCS licenses                                            56,887          55,538
  Other intangibles, net of accumulated amortization
    of $14,705 and $13,733, respectively                  19,800          20,682
                                                        --------        --------
                                                          76,687          76,220
                                                        --------        --------

TOTAL ASSETS                                            $157,115        $159,149
                                                        ========        ========




       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                    (Unaudited)
                                                     March 31,      December 31,
                                                        1996           1995
                                                        ----           ----
                                                      (Dollars in thousands)
CURRENT LIABILITIES
  Due to affiliates -
    Accounts payable                                 $     252        $   1,540
    Accrued interest                                     2,454            2,391
  Accounts payable                                       3,358            9,192
  Unearned revenue and deposits                         10,867           10,829
  Accrued taxes                                            551              353
  Other current liabilities                              2,718            3,024
                                                     ---------        ---------
                                                        20,200           27,329
                                                     ---------        ---------

REVOLVING CREDIT AGREEMENT - TDS                       104,914           94,523

DEFERRED LIABILITIES AND CREDITS
  Net deferred income tax liability                      1,710            1,721

COMMON SHAREHOLDERS' EQUITY
  Common shares, par value $1 per share                  7,545            7,537
  Series A Common shares, par value $1 per share        12,500           12,500
  Additional paid-in capital                            72,514           72,463
  Retained deficit                                     (62,268)         (56,924)
                                                     ---------        ---------
                                                        30,291           35,576
                                                     ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 157,115        $ 159,149
                                                     =========        =========




       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.



2. Net loss per Common and Series A Common share for the three month periods ended March 31, 1996 and 1995 was computed by dividing net loss by the weighted average number of Common Shares and Series A Common shares outstanding during the period.



3.   The following table summarizes interest and income taxes paid:

                                                    Three Months Ended March 31,
                                                         1996          1995
                                                         ----          ----
                                                        (Dollars in thousands)
         Interest paid                                 $ 2,391       $   503
         Income taxes paid                                  96           181



4. Assuming the acquisitions accounted for as purchases during the period January 1, 1995 to March 31, 1996, had taken place on January 1, 1995, unaudited pro forma results of operations would have been as follows:

                                                    Three Months Ended March 31,
                                                         1996          1995
                                                         ----          ----
                                                        (Dollars in  thousands,
                                                       except per share amounts)

         Service  revenue                             $ 23,708      $ 23,259
         Net loss                                       (5,344)       (3,062)
         Loss per Common share                        $  (0.27)     $  (0.15)

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits


Exhibit
Number    Description
- - -------   -----------
10.1 Form of Amendment to Revolving Credit Agreement between the Company and TDS, dated December 31, 1995

10.2 American Paging, Inc. 1994 Long-Term Incentive Plan is hereby incorporated by reference to Annex A of the Company's definitive proxy statement as filed with the Securities and Exchange Commission on April 16, 1996

27        Financial Data Schedule


(b)   No reports were filed on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                  American Paging, Inc.
                                                  (Registrant)


Date:  May 14, 1996                               By: /s/ JOHN R. SCHAAF
                                                  John R. Schaaf
                                                  President
                                                  (Chief Executive Officer)


Date:  May 14, 1996                               By: /s/ TERRENCE T. SULLIVAN
                                                  Terrence T. Sullivan
                                                  Vice President-Finance
                                                  (Chief Financial Officer)


Date:  May 14, 1996                               By: /s/ GREGORY A. EFFERTZ
                                                  Gregory A. Effertz
                                                  Controller
                                                  (Principal Accounting Officer)