Form 10-Q
period 1996-06-30
AMERICAN PAGING INC
filed 1996-08-13
CIK 916065

- --------------------------------------------------------------------------------


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

        For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to


                         Commission File Number 1-12786

- --------------------------------------------------------------------------------


                              AMERICAN PAGING, INC.

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
                                              Yes   /X/      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                        Outstanding at August 1, 1996
       -----------------------------            -----------------------------
        Common shares, $1 par value                   7,549,816 Shares
   Series A Common shares, $1 par value              12,500,000 Shares

- --------------------------------------------------------------------------------

                              AMERICAN PAGING, INC.

                       SECOND QUARTER REPORT ON FORM 10-Q


                                      INDEX




                                                                        Page No.

Part I.    Financial Information

           Management's Discussion and Analysis of
              Results of Operations and Financial Condition                2-6

           Consolidated Statements of Operations -
              Three months and six months ended June 30, 1996 and 1995       7

           Consolidated Statements of Cash Flows -
              Six months ended June 30, 1996 and 1995                        8

           Consolidated Balance Sheets -
              June 30, 1996 and December 31, 1995                         9-10

           Notes to Consolidated Financial Statements                       11


Part II.   Other Information                                                12


Signatures                                                                  13

                          PART I. FINANCIAL INFORMATION
                              AMERICAN PAGING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Six months ended 6/30/96 compared to six months ended 6/30/95

American Paging, Inc. [AMEX:APP or the "Company"] results of operations for the six months ended June 30, 1996 compared to the same period in 1995 reflect slower customer unit and service revenue growth, continuing downward pressure on prices, higher operating expenses, and substantially higher operating and net losses. Service revenue increased 4.7% to $47.2 million on an 8.8% increase in the number of pagers served since June 30, 1995. Customer units in service totaled 803,500 at June 30, 1996 compared to 738,600 at June 30, 1995. The rate of growth has declined over the past few quarters due to the impact of the
Company's restructuring efforts on the field sales and service offices as well as continued competitive pressures. The average monthly disconnect rate ("churn") was 2.8% for the six months ended June 30, 1996 compared to 2.4% for 1995, also reflecting disruptions within the customer service groups as those groups were consolidated.

During the third quarter of 1995, American Paging launched a comprehensive restructuring initiative related to its sales and customer service organizations and activities designed to improve unit growth, revenue growth, operating efficiency, operating cash flow and earnings. The restructuring effort is expected to extend into the second half of 1996. The Company's restructuring included a reorganization of its sales and marketing organization, focused primarily on committing additional resources to sales and sales support with the intent to increase revenue and customer satisfaction. In addition, the Company consolidated its 17 geographically-dispersed customer service and administrative functions into one Customer Telecare Center ("CTC"), which is located in Oklahoma City, Oklahoma. The CTC has been designed to better serve the Company's customers and gain the efficiencies necessary to support a growing customer base. Field offices will now primarily serve in a sales capacity. Finally, the Company is reengineering its business processes and systems to gain further efficiencies in its back office operations.

Operating cash flow (operating income/(loss) plus depreciation and amortization) for the first half of 1996 was $4.0 million, or 8.5% of service revenue in 1996 compared to $7.2 million, or 16.1% of service revenue in 1995. During the first half of 1996, the Company recorded pretax expenses of approximately $1.9 million related to its restructuring efforts, primarily for consulting fees, travel, training and duplicative staffing. Excluding these restructuring expenses, operating cash flow would have been $5.9 million, or 12.5% of service revenue.

Service revenue increased 4.7% ($2.1 million) in the first half of 1996 compared to 1995 as a result of the 8.8% growth in the number of pagers in service. Service revenue and unit growth were slower during the first half of 1996 primarily due to the restructuring of the Company's field sales and service offices. Service revenue growth was slower than paging unit growth due to competitive pricing declines and a continuing shift in the distribution channel mix, which had an adverse impact on average monthly service revenue per customer unit ("ARPU"). ARPU declined 7.9% to $9.89 for the first six months of 1996 from $10.74 for the same period in 1995. Competitive pricing pressures accounted for 6.4% of the change with the shift in distribution channel mix contributing the remaining 1.5%.

Service operating expenses increased 17.2% ($8.5 million) in the first half of 1996, principally due to increased costs to serve the expanded customer base, higher selling costs, restructuring charges, and higher depreciation and amortization expense. The first half 1996 increase includes total restructuring expenses recorded during the period of $1.9 million.

         Cost of service increased 23.6% ($2.7 million) in the first half of 1996, primarily due to increased costs to serve the expanded customer base as well as upgrading and expanding the Company's transmission systems to increase system capacity, improve network reliability and expand geographic coverage. The Company's transmitters in service increased to 1,016 at June 30, 1996 from 964 at June 30, 1995. During the past twelve months, transmitters were added primarily for the continued expansion and upgrade of existing systems coupled with the retirement of smaller, outdated systems to improve operating efficiencies. The Company's new systems and upgraded transmitters are capable of digital broadcast using the high-speed FLEX(TM) signaling protocol, significantly increasing system capacity.

         Selling and advertising expense increased 36.2% ($3.1 million) in the first half of 1996, primarily due to a significant increase in the number of sales and marketing employees and related costs resulting from the restructuring of the sales and marketing organization. The Company has committed additional resources to sales and sales support with the intent to increase unit sales, service revenue and productivity. As anticipated, the Company has experienced slower unit and revenue growth during the restructuring period as a result of work force disruptions caused by the refocusing of the sales force on direct sales and reengineering of the customer service organization. Slower unit growth coupled with the increase in selling and advertising expense caused a sharp increase in selling cost per net unit addition to $605 in 1996 compared to $98 in 1995. Selling cost per gross unit added, excluding acquisitions, increased to $76 in 1996 compared to $45 in 1995.

         General and administrative expense decreased 3.8% ($700,000) in the first half of 1996. During the first half, the Company recorded restructuring expenses of approximately $1.9 million related to subleasing office space, employee severance and out placement services, and for consulting services.
However, general and administrative expense decreased overall primarily as a result of administrative staff reductions also related to restructuring initiatives. Further reductions are anticipated during the second half of 1996 as the remaining duplicative field administrative staff are eliminated.

         Depreciation and amortization expense increased 29.9% ($3.4 million) in the first half of 1996, reflecting increased investment in system and pager equipment, acquisitions and restructuring expenses. Excluding the investment in narrowband PCS licenses (which is not yet being amortized), gross fixed assets grew 18.1% to $144.6 million at June 30, 1996 from $122.4 million at June 30, 1995, primarily due to increases in pagers, transmitters and terminals. Also contributing to the increase in depreciation expense was the first half expense of approximately $350,000 for accelerated depreciation on certain assets expected to be retired as a result of the Company's restructuring.

Equipment sales loss was $161,000 in the first half of 1996 compared to equipment sales income of $101,000 in 1995. The Company generally plans to break even on equipment sales. For marketing purposes, it may, at times in selected locations, discount paging equipment below cost due to competitive pressures or sales promotions.

Operating loss was $10.7 million in the first half of 1996 compared $4.0 million in 1995. Operating margin on service revenue decreased to (22.6%) in 1996 from (9.0%) in 1995. The decrease in operating results reflect slower service revenue growth as well as increased operating expenses associated with the growth in the number of paging customers served and restructuring activities.

The Company anticipated slower unit and revenue growth during the first half of 1996 as a result of work force disruptions caused by the reengineering of the sales force and customer service organization. In addition, the Company expects operating expenses to continue to increase in 1996 as the customer base grows and as the Company continues to upgrade and expand its transmission systems to further improve network reliability, increase system capacity and expand geographical coverage.

Investment and other income/(expense) was ($513,000) in the first half of 1996 compared to ($362,000) in 1995, primarily reflecting investment losses during each period associated with the Company's joint venture with Nexus Telecommunication Systems, Ltd. ("Nexus"), accounted for using the equity method. The joint venture, American Messaging Services, LLC, was formed to develop multiple applications and distribution channels worldwide for a patented communications network that provides two-way paging, location and telemetry services. Through royalty agreements, American Paging will receive revenue on all world-wide sales and usage of Nexus messaging systems. Nexus two-way messaging systems are currently under construction in Australia and Russia. Revenue accruing to the Company as a result of such sales is not expected to be material during 1996 or 1997.

Interest expense-affiliates increased 8.5% ($200,000) in the first half of 1996 compared to 1995 resulting from increased long-term indebtedness due to the purchase and development of narrowband PCS licenses, acquisitions, capital expenditures, and continuing operations. On October 1, 1995, the Company started to capitalize interest costs related to borrowing for the acquisition of its narrowband PCS licenses, such capitalized interest totaled $2.8 million for the first half of 1996. At June 30, 1996, the Company had $121.8 million outstanding under its Revolving Credit Agreement with its parent, Telephone and Data Systems, Inc. [AMEX:TDS].

Income tax benefit was $1,000 in the first half of 1996 compared to income tax expense of $52,000 in 1995, reflecting primarily state income tax expense in both periods. The Company and TDS entered into a tax allocation agreement which became effective January 1, 1994, pursuant to which, the Company calculates its losses and credits as if it were a separate affiliated group and will carry forward its losses and credits, if any, to reduce future tax liabilities. For financial reporting purposes, the Company computes its federal income taxes as if it were not a member of the TDS consolidated group.

Net loss totaled $13.7 million in the first half of 1996 compared to $6.8 million in 1995, reflectinga significant increase in operating loss as well as costs associated with the Company's investment in the Nexus joint venture and increased interest expense. Loss per common share was $0.68 in 1996 compared to $0.34 in 1995, reflecting the change in net loss.


Three months ended 6/30/96 compared to three months ended 6/30/95

Service revenue increased 2.7% ($627,000) in the second quarter of 1996 from the same period in 1995, primarily as a result of the 8.8% growth in the number of pagers in service at the end of each period. Competitive pricing declines coupled with a continuing shift in the distribution channel mix contributed to the decline in ARPU to $9.73 for the second quarter of 1996 from $10.56 for the same period in 1995.

Service operating expense increased 20.3% ($5.1 million) in the second quarter of 1996 from the same period in 1995, for reasons generally the same as for the first half of 1996.

Equipment sales income decreased 72.3% ($108,000) in the second quarter of 1996 compared to the same period in 1995, for reasons generally the same as for the first half of 1996.

Operating loss was $6.6 million in the second quarter of 1996 compared to $2.0 million for the same period in 1995, for reasons generally the same as for the first half of 1996.

Investment and other income/(expense) increased 4.3% ($14,000) in the second quarter of 1996 compared to the same period in 1995, for reasons generally the same as for the first half of 1996.

Interest expense-affiliates decreased 6.1% ($93,000) for the second quarter of 1996 compared to the same period in 1995, for reasons generally the same as for the first half of 1996.

Income tax expense decreased 78.6% ($137,000) for the second quarter of 1996 compared to the same period in 1995, for reasons generally the same as for the first half of 1996.

Net loss totaled $8.3 million for the second quarter of 1996 compared to $4.0 million for the same period in 1995. Loss per share was $0.42 for the second quarter of 1996 compared $0.20 for the same period in 1995.


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

Cash flows from operating activities required $3.6 million in the first half of 1996 and provided $5.1 million for the same period in 1995. The $8.7 million decrease in cash provided was primarily due to the $6.9 million additional net loss coupled with a total of $5.8 million for changes in items requiring cash, such as accounts receivable and accrued interest. These decreases were partially offset by $4.1 million for depreciation and amortization and other items not requiring cash.

Cash flows from financing activities provided $27.3 million in the first half of 1996 compared to $55.1 million in 1995. Cash flows from financing activities include cash from borrowings under the Revolving Credit Agreement-TDS and sales of common stock related to the Company's employee benefit plans.

Cash flows from investing activities required cash totaling $25.7 million in the first half of 1996 compared to $60.9 million in 1995. The majority of the cash outflow during the first half of 1996 related to additions to property, plant and equipment totaling $22.0 million, representing enhancements to existing systems, construction of new systems and pagers, not including PCS build out costs, and costs related to the build out of the CTC. In addition, net cash outflow of $2.9 million related to capitalized interest and development costs for the Company's five regional narrowband PCS licenses. Cash required for other investments related primarily to the Company's joint venture with Nexus Telecommunication Systems Ltd. The majority of the cash outflow during the first half of 1995 related to the initial purchase of five regional narrowband PCS licenses.

The Company expects to spend approximately $8 million in 1996 for the development of its five regional narrowband PCS licenses, primarily for interest capitalized on the borrowings to acquire the licenses. The Company intends to begin deploying narrowband PCS services during the first half of 1997 in some of its existing markets. In addition, significant funds will be required as the Company continues to develop its infrastructure and to market the services that these licenses will allow the Company to provide, such as two-way acknowledgment paging and digital data transmission. The source of funds for these expenditures is expected to be internally generated cash flow and additional borrowings under the Revolving Credit Agreement with TDS.

At June 30, 1996, the Company had $2.3 million in cash. Pursuant to the Revolving Credit Agreement, amended August 2, 1996, the Company may borrow up to an aggregate of $140 million from TDS. At June 30, 1996, $121.8 million total long-term debt under this agreement was used for the acquisition and development of five regional narrowband Personal Communications Services ("PCS") licenses ($59.5 million), investments in infrastructure, systems and pagers ($38.7 million), acquisitions ($15.7 million), and continuing operations ($7.9 million). The Revolving Credit Agreement allows the Company to borrow funds at an interest rate equal to 1 1/2% above the prime rate, which is payable quarterly. The Company's interest rate at June 30, 1996 was 9 3/4%. No principal is payable until January 1, 1999, subject to acceleration under certain circumstances, at which time the entire principal balance then outstanding is scheduled to become due and payable. The Company may prepay the balance due under the Revolving Credit Agreement at any time, in whole or in part, without premium.

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


                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                          --------------------------------------------
                                            1996        1995        1996        1995
                                          --------    --------    --------    --------
                                        (Dollars in thousands, except per share amounts)
SERVICE REVENUE .......................   $ 23,493    $ 22,866    $ 47,201    $ 45,103
                                          --------    --------    --------    --------
SERVICE OPERATING EXPENSE
   Cost of service ....................      7,533       5,973      14,119      11,425
   Selling and advertising ............      6,377       4,309      11,509       8,451
   General and administrative .........      8,697       9,019      17,402      18,083
   Depreciation and amortization ......      7,494       5,724      14,663      11,284
                                          --------    --------    --------    --------
      Total service operating expense .     30,101      25,025      57,693      49,243
                                          --------    --------    --------    --------
SERVICE OPERATING LOSS ................     (6,608)     (2,159)    (10,492)     (4,140)
                                          --------    --------    --------    --------

EQUIPMENT SALES
   Revenue ............................      2,803       3,999       5,405       7,680
   Cost of equipment sold .............      2,762       3,850       5,566       7,579
                                          --------    --------    --------    --------
EQUIPMENT SALES INCOME/(LOSS) .........         41         149        (161)        101
                                          --------    --------    --------    --------

OPERATING LOSS ........................     (6,567)     (2,010)    (10,653)     (4,039)
                                          --------    --------    --------    --------

INVESTMENT AND OTHER INCOME/(EXPENSE)
   Investment loss in joint venture ...       (374)       (377)       (668)       (494)
   Interest income ....................         80          39         122          74
   Other, net .........................         --          30          33          58
                                          --------    --------    --------    --------
   Total investment and other (expense)       (294)       (308)       (513)       (362)
                                          --------    --------    --------    --------

LOSS BEFORE INTEREST
   AND INCOME TAXES ...................     (6,861)     (2,318)    (11,166)     (4,401)
Interest expense - affiliates .........      1,441       1,534       2,519       2,322
                                          --------    --------    --------    --------

LOSS BEFORE INCOME TAXES ..............     (8,302)     (3,852)    (13,685)     (6,723)
Income tax expense/(benefit) ..........         38         175          (1)         52
                                          --------    --------    --------    --------

NET LOSS ..............................   $ (8,340)   $ (4,027)   $(13,684)   $ (6,775)
                                          ========    ========    ========    ========

WEIGHTED AVERAGE COMMON AND
   SERIES A COMMON SHARES (000s) ......     20,047      20,019      20,044      20,010

NET LOSS PER COMMON AND
   SERIES A COMMON SHARE ..............   $  (0.42)   $  (0.20)   $  (0.68)   $  (0.34)



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                             Six Months Ended
                                                                 June 30,
                                                             1996        1995
                                                           --------    --------
                                                          (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ............................................   $(13,684)   $ (6,775)
     Add (deduct) adjustments to reconcile net loss
       to net cash provided by operating activities:
   Depreciation and amortization .......................     14,663      11,284
   Deferred income taxes, net ..........................         (4)         (8)
   Investment loss .....................................        668         494
   Other noncash expense ...............................      1,428         907
   Change in accounts receivable .......................     (2,894)        (36)
   Change in accounts payable ..........................     (4,391)     (4,280)
   Change in unearned revenue ..........................      2,223         513
   Change in accrued taxes .............................        308          77
   Change in accrued interest ..........................     (1,423)      1,031
   Change in other assets and liabilities ..............       (541)      1,843
                                                           --------    --------
                                                             (3,647)      5,050
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Revolving Credit Agreement - TDS ..........     27,237      54,918
   Common stock issued .................................         90         152
                                                           --------    --------
                                                             27,327      55,070
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment ..........    (22,027)    (16,558)
   Investment in PCS ...................................     (2,873)    (43,517)
   Other investments ...................................       (763)       (814)
                                                           --------    --------
                                                            (25,663)    (60,889)
                                                           --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..............     (1,983)       (769)

CASH AND CASH EQUIVALENTS
   Beginning of period .................................      4,280       2,284
                                                           --------    --------
   End of period .......................................   $  2,297    $  1,515
                                                           ========    ========




       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                        (Unaudited)
                                                          June 30,  December 31,
                                                             1996         1995
                                                          --------      --------
                                                          (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents ............................  $  2,297      $  4,280
  Accounts receivable
    Customers ..........................................    14,656        11,883
    Affiliates - income taxes ..........................       318           258
    Other ..............................................       136            15
  Inventory ............................................     4,822         3,408
  Deferred tax asset ...................................     2,145         2,028
  Prepaid expenses and other ...........................     1,383         1,508
                                                          --------      --------
                                                            25,757        23,380
                                                          --------      --------

INVESTMENTS ............................................       192            97
                                                          --------      --------

PROPERTY, PLANT AND EQUIPMENT
  In service ...........................................   112,852       102,385
  Less accumulated depreciation ........................    49,427        42,933
                                                          --------      --------
                                                            63,425        59,452
                                                          --------      --------
INTANGIBLE ASSETS
  PCS licenses .........................................    58,236        55,538
  Other intangibles, net of accumulated amortization
    of $15,662 and $13,733, respectively ...............    17,828        20,682
                                                          --------      --------
                                                            76,064        76,220
                                                          --------      --------

TOTAL ASSETS ...........................................  $165,438      $159,149
                                                          ========      ========





       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                        (Unaudited)
                                                          June 30,  December 31,
                                                             1996         1995
                                                        ---------     ---------
                                                         (Dollars in thousands)
CURRENT LIABILITIES
  Due to affiliates -
    Accounts payable ...............................    $     902     $   1,540
    Accrued interest ...............................          968         2,391
  Accounts payable .................................        1,861         9,192
  Unearned revenue and deposits ....................       13,052        10,829
  Accrued taxes ....................................          721           353
  Other current liabilities ........................        2,358         3,024
                                                        ---------     ---------
                                                           19,862        27,329
                                                        ---------     ---------

REVOLVING CREDIT AGREEMENT - TDS ...................      121,760        94,523
                                                        ---------     ---------

DEFERRED LIABILITIES AND CREDITS
  Net deferred income tax liability ................        1,834         1,721
                                                        ---------     ---------

COMMON SHAREHOLDERS' EQUITY
  Common shares, par value $1 per share ............        7,549         7,537
  Series A Common shares, par value $1 per share ...       12,500        12,500
  Additional paid-in capital .......................       72,541        72,463
  Retained deficit .................................      (70,608)      (56,924)
                                                        ---------     ---------
                                                           21,982        35,576
                                                        ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........    $ 165,438     $ 159,149
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

     The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the results of operations and cash flows for the three month periods and six month periods ended June 30, 1996 and 1995. The results of operations for the three month periods and six month periods ended June 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.


2. Net loss per Common and Series A Common share for the three month and six month periods ended June 30, 1996 and 1995 was computed by dividing net loss by the weighted average number of Common shares and Series A Common shares outstanding during the period.


3.   The following table summarizes interest and income taxes paid:

                                                 Six Months Ended June 30,
                                                    1996           1995
                                                    ----           ----
                                                  (Dollars in thousands)
         Interest paid                          $  6,696        $  1,291
         Income taxes paid                            96             196


4. Assuming the acquisitions accounted for as purchases during the period January 1, 1995 to June 30, 1996, had taken place on January 1, 1995, unaudited pro forma results of operations would have been as follows:

                                                 Six Months Ended June 30,
                                                    1996           1995
                                                    ----           ----
                                                  (Dollars in thousands,
                                                 except per share amounts)
         Service revenue                        $   47,201      $ 47,118
         Net loss                                  (13,684)       (7,334)
         Loss per Common share                  $    (0.68)     $  (0.37)

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote  of Security-Holders.

At the Annual Meeting of Shareholders of the Company, held on May 13, 1996, the following numbers of votes were cast for the matters indicated:


1.a. Election of one Class III member of the Board of Directors of the Company by the holders of Common shares.
                                                                     Broker
            Nominee                 For            Withhold         Non-Vote
           ---------             ---------        ----------       ----------
       Jean Burhardt Keffeler    7,114,308           172,169              -0-


1.b. Election of two Class III Directors of the Company by the holder of Series A Common Shares.
                                                                     Broker
            Nominee                 For            Withhold         Non-Vote
           ---------             ---------        ----------       ----------
       John R. Schaaf          187,500,000               -0-              -0-
       James Barr III          187,500,000               -0-              -0-


2. Proposal to approve the 1994 Long-Term Incentive Plan of the Company by the holders of Common and Series A Common shares.
                                                                     Broker
              For                 Against           Abstain         Non-Vote
           ---------             ---------        ----------       ----------
          193,428,430              220,630             6,034        1,131,196

3. Proposal to ratify the selection of Arthur Andersen LLP as Independent Public Accountants for 1996 by the holders of Common shares.
                                                                     Broker
              For                 Against           Abstain         Non-Vote
           ---------             ---------        ----------       ----------
         194,770,138                13,085             3,067              -0-




Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits


Exhibit
Number     Description
- -------    -----------
    10 Amendment to Revolving Credit Agreement, dated August 2, 1996, between TDS and American Paging
    27     Financial Data Schedule


  (b) No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  American Paging, Inc.
                                                  (Registrant)


Date: August 13, 1996                             By:  /s/ JOHN R. SCHAAF
                                                  John R. Schaaf
                                                  President
                                                  (Chief Executive Officer)



Date: August 13, 1996                             By:  /s/ TERRENCE T. SULLIVAN
                                                  Terrence T. Sullivan
                                                  Vice President-Finance
                                                  (Principal Accounting
                                                  and Chief Financial Officer)