Form 10-Q
period 1996-09-30
AMERICAN PAGING INC
filed 1996-11-14
CIK 916065

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

        For the quarterly period ended September 30, 1996

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from         to


                         Commission File Number 1-12786

--------------------------------------------------------------------------------


                              AMERICAN PAGING, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes   /X/    No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at November 1, 1996
      Common shares, $1 par value                     7,552,213 Shares
  Series A Common shares, $1 par value               12,500,000 Shares

--------------------------------------------------------------------------------

                              AMERICAN PAGING, INC.

                        THIRD QUARTER REPORT ON FORM 10-Q


                                      INDEX




                                                                  Page No.

Part I.     Financial Information

            Management's Discussion and Analysis of
               Results of Operations and Financial Condition         2-7

            Consolidated Statements of Operations -
               Three months and nine months ended
               September 30, 1996 and 1995                             8

            Consolidated Statements of Cash Flows -
               Nine months ended September 30, 1996 and 1995           9

            Consolidated Balance Sheets -
               September 30, 1996 and December 31, 1995            10-11

            Notes to Consolidated Financial Statements                12


Part II.    Other Information                                         13


Signatures                                                            14

                          PART I. FINANCIAL INFORMATION
                              AMERICAN PAGING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Nine months ended 9/30/96 compared to nine months ended 9/30/95

American Paging, Inc. [AMEX:APP or the "Company"] results of operations for the nine months ended September 30, 1996 compared to the same period in 1995 reflect slower customer unit and service revenue growth, continuing downward pressure on prices, higher operating expenses, and substantially higher operating and net losses. Service revenue increased 2.5% to $71.0 million on a 1.5% increase in the number of pagers served since September 30, 1995. Customer units in service totaled 788,300 at September 30, 1996 compared to 776,900 at September 30, 1995. The rate of growth has declined over the past few quarters due to the effects of the Company's restructuring efforts on the productivity of the field sales and service offices as well as continued competitive pressures. The average monthly disconnect rate ("churn") was 3.1% for the nine months ended September 30, 1996 compared to 2.5% for 1995, also reflecting disruptions within the customer service functions that were consolidated as part of the restructuring.

During the third quarter of 1995, the Company launched a comprehensive restructuring initiative related to its sales and customer service organizations. The disruption caused by these actions has been even more severe than anticipated. In order to substantially address these problems, several changes in senior management were made. During the third quarter of 1996, the Company appointed a new President and Chief Executive Officer and recently hired a new Vice President of Sales and Field Operations. Over the next several months, the senior management team intends to implement a plan to complete this phase of the Company's development.

An integral part of the initial restructuring plan included the creation of a centralized Customer Telecare Center ("CTC"). The CTC is now in full operation and is meeting the expectations set for it; however, the process of transferring back office operations from the field offices to the CTC created dysfunctions throughout the organization. For example, in the management of inventory, all field offices were directed to ship their broken or damaged inventory to the CTC to be repaired through a centralized repair system. However, the volume of pagers received created a severe backlog resulting in a shortage of user devices in the field. In addition, it was discovered that many of the pagers received at the CTC were obsolete in terms of today's marketplace. These problems resulted in a write-down of obsolete inventory in the third quarter of $2.8 million and a further decline in new sales.

Also in the third quarter of 1996, the Company recorded accelerated depreciation charges of $2.2 million for the write-off of the customer management and billing system and general and administrative expense of $2.0 million for other restructuring costs. During the consolidation of customer information databases at the CTC, it became apparent that the Company's customer management and billing system did not provide the flexibility necessary to support future customer growth and retention. The Company is looking for a new customer management and billing system, and expects to make a final decision by the end of the year with implementation occurring during the first half of 1997.

Operating cash flow (operating loss plus depreciation and amortization) for the first nine months of 1996 was $(360,000) compared to $11.5 million. During the first nine months of 1996, the Company recorded expenses related to its restructuring efforts, primarily for duplicate staffing, employee severance costs, and consulting and legal fees which impacted operating cash flow by approximately $4.0 million. Excluding these restructuring expenses, operating cash flow would have been $3.7 million, or 5.2% of service revenue.

Service revenue increased 2.5% ($1.8 million) in the first nine months of 1996 compared to 1995 due to an increase in the average number of units in service partially offset by a decrease in the average monthly service revenue per unit ("ARPU"). Customer units in service increased 1.5% between September 30, 1995 and September 30, 1996. Service revenue growth was slowed due to competitive pricing declines and a shift in the distribution channel mix from an emphasis on the direct channel to an emphasis on the indirect channel, which had an adverse impact on ARPU. ARPU declined 7.3% to $9.92 for the first nine months of 1996 from $10.70 for the same period in 1995. Competitive pricing pressures accounted for 5.9% of the change with the shift in the distribution channel mix contributing the remaining 1.4%. As part of the restructuring effort, the Company increased the number of direct sales representatives with the goal of increasing growth in units in service, revenue and ARPU. Units sold through the direct distribution channel typically provide higher revenue per unit than units sold through indirect channels. The Company is also seeking to improve the churn rate in the fourth quarter of 1996 through continued training of customer service representatives at the CTC.

Service operating expenses increased 30.7% ($23.2 million) in the first nine months of 1996 compared to 1995 principally due to restructuring charges, higher selling costs, increased costs to serve the customer base, and higher depreciation and amortization expense. Total restructuring charges recorded during the first nine months of 1996 totaled $9.3 million compared to $2.2 million for the same period in 1995.

     Cost of service increased 24.9% ($4.4 million) in the first nine months of 1996 primarily due to increasing costs of repairing pagers and increased reseller costs. Reseller expense increased mainly due to an increase in nationwide units in service, along with additional demand for alphanumeric dispatch services. Telephone expense increased due to a need for greater trunking capacity for the CTC. Site rental expense rose as transmitters in service increased by 26 to 1,038 at September 30, 1996 compared to September 30, 1995.

     Selling and advertising expense increased 63.6% ($7.6 million) in the first nine months of 1996 primarily due to a significant increase in the number of employees in the sales and marketing function. The Company committed additional resources to sales and sales support with the intent to increase unit sales, service revenue and productivity. Although anticipated, the Company has experienced slower unit and revenue growth through the third quarter as a result of continued work force disruptions caused by the refocusing of the sales force on direct sales and reengineering of the customer service organization.

General and administrative expense increased 7.6% ($2.1 million) in the first nine months of 1996. During the period, the Company recorded restructuring expenses of approximately $4.0 million related to duplicate staffing, employee severance costs, and consulting and legal fees. During the third quarter, the Company recorded additional expense of $1.3 million for information systems consulting services in support of the conversion to the CTC. Bad debt expense increased in the first nine months of 1996 as a result of temporarily suspending credit and collection activities while these activities were consolidated from the field offices to the CTC. However, partially offsetting these charges were reductions in general and administrative expense primarily due to administrative staff reductions also related to restructuring initiatives.

     Depreciation and amortization expense increased 50.7% ($9.1 million) in the first nine months of 1996 primarily due to increased depreciation totaling $5.3 million for obsolete inventory, write-off of the customer management and billing system, and assets retired as a result of the Company's restructuring. The remaining increase in depreciation and amortization expense reflects the Company's increased investment in system infrastructure and pager devices. Excluding the investment in narrowband Personal Communication Services ("PCS") licenses (which is not yet being amortized), gross fixed assets grew 15.7% to $147.0 million at September 30, 1996 from $127.0 million at September 30, 1995, primarily due to increases in pagers, transmitters and terminals.

Equipment sales income was $418,000 in the first nine months of 1996 compared to equipment sales loss of $23,000 in 1995. The Company generally plans to break even or make a small profit on equipment sales. For marketing purposes, it may, at times in selected locations, discount paging equipment below cost due to competitive pressures or sales promotions.

Operating loss was $27.3 million in the first nine months of 1996 compared to $6.4 million in 1995. Operating margin on service revenue decreased to (38.5)% in 1996 from (9.1)% in 1995. The decrease in operating results reflects slower service revenue growth as well as increased operating expenses resulting from restructuring charges, higher selling costs, increased costs to serve the customer base, and higher depreciation and amortization expense.

The Company anticipated slower unit and revenue growth during the first nine months of 1996 as a result of work force disruptions caused by the reengineering of the sales force and customer service organization. In addition, the Company expects operating expenses to continue to increase in 1996 as the Company reengineers its transmission systems, increases its direct sales force efforts and addresses the dysfunctions surrounding the conversion to the CTC.

Investment and other income/(expense) was $(726,000) in the first nine months of 1996 compared to $(549,000) in 1995, primarily reflecting investment losses during each period associated with the Company's joint venture with Nexus Telecommunication Systems, Ltd. ("Nexus"), accounted for using the equity method. The joint venture, American Messaging Services, LLC, was formed to develop multiple applications and distribution channels worldwide for a patented communications network that provides two-way paging, location and telemetry services. Through royalty agreements, American Paging will receive revenue on all worldwide sales and usage of Nexus messaging systems. Nexus two-way messaging systems are currently under construction in Australia and Russia. Revenue accruing to the Company as a result of such sales is not expected to be material during 1996.

Interest expense-affiliates decreased 6.8% ($309,000) in the first nine months of 1996 compared to 1995. This decrease was due to the Company starting to capitalize interest costs as of October 1, 1995 related to borrowings for the acquisition of its narrowband PCS licenses. Such capitalized interest totaled $4.2 million for the first nine months of 1996. At September 30, 1996, the Company had $129.8 million outstanding under its Revolving Credit Agreement with its parent, Telephone and Data Systems, Inc. [AMEX:TDS]. Total proceeds from the Revolving Credit Agreement were used to purchase and develop the narrowband PCS licenses, acquisitions, expand the Company's transmission infrastructure, and provide working capital.

Income tax benefit was $6,000 in the first nine months of 1996 compared to income tax expense of $157,000 in 1995, reflecting increased operating losses for state income tax purposes during 1996. The Company and TDS are parties to a tax allocation agreement which became effective January 1, 1994. Under the agreement, the Company calculates its losses and credits as if it were a separate affiliated group and will carry forward its losses and credits, if any, to reduce future tax liabilities. For financial reporting purposes, the Company computes its federal income taxes as if it were not a member of the TDS consolidated group.

Net loss totaled $32.3 million in the first nine months of 1996 compared to $11.6 million in 1995, reflecting a significant increase in operating loss as well as costs associated with the Company's investment in the Nexus joint venture and increased interest expense. Loss per common share was $1.61 in 1996 compared to $0.58 in 1995, reflecting the change in net loss.


Three months ended 9/30/96 compared to three months ended 9/30/95

Service revenue decreased 1.4% ($343,000) in the third quarter of 1996 from the same period in 1995. The 1.5% growth in the number of pagers in service at the end of each period was offset by a 6.3% decline in ARPU to $9.96 for the third quarter of 1996 from $10.63 for the same period in 1995. Competitive pricing pressures accounted for 5.2% of the change with a shift in the distribution channel mix contributing the remaining 1.1%.

Service operating expenses increased 55.9% ($14.7 million) in the third quarter of 1996 from the same period in 1995. Restructuring charges totaled $7.0 million for the third quarter of 1996 compared to restructuring charges of $2.2 million for the third quarter of 1995. The remaining increase in service operating expense from the third quarter of 1995 to the third quarter of 1996 was for reasons generally the same as for the first nine months of 1996.

Equipment sales income increased to $579,000 in the third quarter of 1996 from a loss of $124,000 for the same period in 1995.

Operating loss was $16.7 million in the third quarter of 1996 compared to $2.3 million for the same period in 1995, for reasons generally the same as for the first nine months of 1996.

Investment and other income/(expense) was $(213,000) in the third quarter of 1996 compared to $(187,000) for the same period in 1995, for reasons generally the same as for the first nine months of 1996.

Interest expense-affiliates decreased 22.6% ($506,000) in the third quarter of 1996 compared to the same period in 1995, for reasons generally the same as for the first nine months of 1996.

Income tax benefit was $5,000 in the third quarter of 1996 compared to income tax expense of $105,000 for the same period in 1995, for reasons generally the same as for the first nine months of 1996.

Net loss totaled $18.6 million in the third quarter of 1996 compared to $4.9 million for the same period in 1995. Loss per share was $0.93 for the third quarter of 1996 compared $0.24 for the same period in 1995.


Capital Resources and Liquidity

Construction, development and upgrade of the Company's radio paging systems, the purchase of narrowband PCS licenses, and growth in the number of customers served, both internally and through acquisitions, have caused financing requirements to exceed internally generated cash flow during the last three years. Accordingly, the Company has obtained substantial external funds in the form of borrowings under a Revolving Credit Agreement with TDS and anticipates that it will require significant external funds over the next few years. The additional funds will be used to finance continuing operations as needed, as well as for expanding its infrastructure to accommodate the services that the narrowband PCS licenses will allow the Company to provide.

Cash flows from operating activities required $2.5 million for the first nine months of 1996 and provided $9.5 million for the same period in 1995. The $12.0 million decrease in cash provided was primarily due to the $20.7 million additional net loss coupled with a total of $800,000 for changes in items requiring cash, such as accounts receivable and accrued interest. These decreases were partially offset by a $7.9 million change in depreciation and amortization and other items not requiring cash.

Cash flows from financing activities provided $35.3 million for the first nine months of 1996 compared to $60.5 million in 1995. Cash flows from financing activities include cash from borrowings under the Revolving Credit Agreement with TDS and sales of common stock related to the Company's employee benefit plans.

Cash flows from investing activities required cash totaling $31.7 million for the first nine months of 1996 compared to $68.2 million in 1995. The majority of the cash outflow through the third quarter of 1996 related to additions to property, plant and equipment totaling $26.3 million, representing enhancements to existing systems, purchase of pagers and costs related to the build out of the CTC. In addition, net cash outflow of $4.3 million was related to capitalized interest and development costs for the Company's five regional narrowband PCS licenses. The majority of the cash outflow during the first nine months of 1995 related to the initial purchase of the five regional narrowband PCS licenses ($43.6 million). The Company also required $3.5 million primarily for the acquisition of a Florida paging company during the first nine months of 1995. Cash required for other investments related primarily to the Company's joint venture with Nexus Telecommunication Systems, Ltd.

The Company expects to spend approximately $3.0 million in the fourth quarter of 1996 for the development of its five regional narrowband PCS licenses, primarily for interest capitalized on the borrowings to acquire the licenses. The Company intends to begin deploying narrowband PCS services during the second half of 1997 in some of its existing markets. In addition, significant funds will be required as the Company continues to develop its infrastructure and to market the services that these licenses will allow the Company to provide, such as two-way acknowledgment paging and digital data transmission.

At September 30, 1996, the Company had $5.4 million in cash. Pursuant to the Revolving Credit Agreement, amended November 13, 1996, the Company may borrow up to an aggregate of $150 million from TDS, which amount is payable to TDS at December 31, 1998. At September 30, 1996, $129.8 million total long-term debt under this agreement was used for the acquisition and development of five regional narrowband PCS licenses ($61.0 million), investments in infrastructure, systems and pagers ($43.0 million), acquisitions ($15.7 million), and continuing operations ($10.1 million). The Revolving Credit Agreement allows the Company to borrow funds at an interest rate equal to 1 1/2% above the prime rate, which is payable quarterly. The Company's interest rate at September 30, 1996 was 9 3/4%. The Company has determined that it was in violation of a covenant under the Revolving Credit Agreement with TDS relating to maintaining a certain ratio of equity to liabilities. The Company has obtained a waiver of the covenant from TDS until January 2, 1998. In absence of such waiver, the entire amount outstanding under the Revolving Credit Agreement would have become immediately due and payable at the discretion of TDS.

In connection with the Company's efforts to increase its customer base and market share and to invest in new communications technologies, the Company anticipates requiring additional funding, the nature, amount and source of which cannot now be determined, but which may include increases under or changes in the structure of the Revolving Credit Agreement with TDS, public or private offerings of debt or equity securities. However, the Company has no agreements, commitments or understandings with respect to any such transactions. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its construction and development programs, which could have a material adverse impact on the Company's financial condition and results of operations.


                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                            Three Months Ended      Nine Months Ended
                                               September 30,          September 30,
                                          --------------------------------------------
                                            1996        1995        1996        1995
                                          --------    --------    --------    --------
                                       (Dollars in thousands, except per share amounts)

SERVICE REVENUE .......................   $ 23,766    $ 24,109    $ 70,967    $ 69,212
                                          --------    --------    --------    --------

SERVICE OPERATING EXPENSE
   Cost of service ....................      7,716       6,052      21,835      17,477
   Selling and advertising ............      7,999       3,472      19,508      11,923
   General and administrative .........     13,000      10,171      30,402      28,254
   Depreciation and amortization ......     12,324       6,629      26,987      17,913
                                          --------    --------    --------    --------
      Total service operating expense .     41,039      26,324      98,732      75,567
                                          --------    --------    --------    --------
SERVICE OPERATING LOSS ................    (17,273)     (2,215)    (27,765)     (6,355)
                                          --------    --------    --------    --------

EQUIPMENT SALES
   Revenue ............................      2,773       3,434       8,178      11,114
   Cost of equipment sold .............      2,194       3,558       7,760      11,137
                                          --------    --------    --------    --------
EQUIPMENT SALES INCOME/(LOSS) .........        579        (124)        418         (23)
                                          --------    --------    --------    --------

OPERATING LOSS ........................    (16,694)     (2,339)    (27,347)     (6,378)
                                          --------    --------    --------    --------

INVESTMENT AND OTHER INCOME/(EXPENSE)
   Investment loss in joint venture ...       (266)       (266)       (934)       (760)
   Interest income ....................         53          47         175         122
   Other, net .........................         --          32          33          89
                                          --------    --------    --------    --------
   Total investment and other (expense)       (213)       (187)       (726)       (549)
                                          --------    --------    --------    --------

LOSS BEFORE INTEREST
   AND INCOME TAXES ...................    (16,907)     (2,526)    (28,073)     (6,927)
Interest expense - affiliates .........      1,734       2,240       4,253       4,562
                                          --------    --------    --------    --------

LOSS BEFORE INCOME TAXES ..............    (18,641)     (4,766)    (32,326)    (11,489)
Income tax (benefit)/expense ..........         (5)        105          (6)        157
                                          --------    --------    --------    --------

NET LOSS ..............................   $(18,636)   $ (4,871)   $(32,320)   $(11,646)
                                          ========    ========    ========    ========


WEIGHTED AVERAGE COMMON AND
   SERIES A COMMON SHARES (000s) ......     20,050      20,023      20,046      20,013

NET LOSS PER COMMON AND
   SERIES A COMMON SHARE ..............   $  (0.93)   $  (0.24)   $  (1.61)   $  (0.58)



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                       Nine Months Ended
                                                          September 30,
                                                       1996        1995
                                                     --------    --------
                                                    (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ......................................   $(32,320)   $(11,646)
   Add (deduct) adjustments to reconcile net loss
     to net cash provided by operating activities:
       Depreciation and amortization .............     26,987      17,913
       Deferred income taxes, net ................         (4)        (68)
       Investment loss ...........................        934         760
       Other noncash expense .....................      2,421       3,843
       Change in accounts receivable .............       (719)       (741)
       Change in accounts payable ................       (671)     (3,643)
       Change in unearned revenue ................        415         620
       Change in accrued taxes ...................        327         259
       Change in accrued interest ................     (1,346)      1,737
       Change in other assets and liabilities ....      1,479         505
                                                     --------    --------
                                                       (2,497)      9,539
                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Revolving Credit Agreement - TDS ....     35,237      60,369
   Common stock issued ...........................         96         173
                                                     --------    --------
                                                       35,333      60,542
                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment ....    (26,329)    (19,625)
   Acquisitions, excluding cash acquired .........         --      (3,508)
   Investment in PCS .............................     (4,348)    (43,593)
   Other investments .............................     (1,030)     (1,479)
                                                     --------    --------
                                                      (31,707)    (68,205)
                                                     --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........      1,129       1,876

CASH AND CASH EQUIVALENTS
   Beginning of period ...........................      4,280       2,284
                                                     --------    --------
   End of period .................................   $  5,409    $  4,160
                                                     ========    ========




       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                     (Unaudited)
                                                    September 30,  December 31,
                                                         1996        1995
                                                       --------    --------
                                                      (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents ........................   $  5,409    $  4,280
  Accounts receivable
    Customers ......................................     12,371      11,883
    Affiliates - income taxes ......................        325         258
    Other ..........................................        246          15
  Inventory ........................................      3,360       3,408
  Deferred tax asset ...............................      2,253       2,028
  Prepaid expenses and other .......................      1,234       1,508
                                                       --------    --------
                                                         25,198      23,380
                                                       --------    --------

INVESTMENTS ........................................        193          97
                                                       --------    --------

PROPERTY, PLANT AND EQUIPMENT
  In service .......................................    114,766     102,385
  Less accumulated depreciation ....................     57,923      42,933
                                                       --------    --------
                                                         56,843      59,452
                                                       --------    --------


INTANGIBLE ASSETS
  PCS licenses .....................................     59,601      55,538
  Other intangibles, net of accumulated amortization
    of $16,608 and $13,733, respectively ...........     16,969      20,682
                                                       --------    --------
                                                         76,570      76,220
                                                       --------    --------

TOTAL ASSETS .......................................   $158,804    $159,149
                                                       ========    ========




       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                   (Unaudited)
                                                  September 30,  December 31,
                                                      1996          1995
                                                   ---------     ---------
                                                      (Dollars in thousands)
CURRENT LIABILITIES
  Due to affiliates -
    Accounts payable ...........................   $   3,914     $   1,540
    Accrued interest ...........................       1,045         2,391
  Accounts payable .............................       2,571         9,192
  Unearned revenue and deposits ................      11,244        10,829
  Accrued taxes ................................         747           353
  Other current liabilities ....................       4,229         3,024
                                                   ---------     ---------
                                                      23,750        27,329
                                                   ---------     ---------

REVOLVING CREDIT AGREEMENT - TDS ...............     129,760        94,523
                                                   ---------     ---------

DEFERRED LIABILITIES AND CREDITS
  Net deferred income tax liability ............       1,942         1,721
                                                   ---------     ---------

COMMON SHAREHOLDERS' EQUITY
  Common shares, par value $1 per share ........       7,550         7,537
  Series A Common shares, par value $1 per share      12,500        12,500
  Additional paid-in capital ...................      72,546        72,463
  Retained deficit .............................     (89,244)      (56,924)
                                                   ---------     ---------
                                                       3,352        35,576
                                                   ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....   $ 158,804     $ 159,149
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

     The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the three month periods and nine month periods ended September 30, 1996 and 1995. The results of operations for the three month periods and nine month periods ended September 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.


2. Net loss per Common and Series A Common share for the three month and nine month periods ended September 30, 1996 and 1995 was computed by dividing net loss by the weighted average number of Common shares and Series A Common shares outstanding during the period.


3.   The following table summarizes interest and income taxes paid:


                                            Nine Months Ended September 30,
                                                 1996             1995
                                                 ----             ----
                                                 (Dollars in thousands)
         Interest paid                      $   9,749        $   2,825
         Income taxes paid                         96              244


4. Assuming the acquisitions accounted for as purchases during the period January 1, 1995 to September 30, 1996, had taken place on January 1, 1995, unaudited pro forma results of operations would have been as follows:

                                            Nine Months Ended September 30,
                                                 1996             1995
                                                 ----             ----
                                                 (Dollars in thousands)

         Service revenue                    $  70,967        $  72,227
         Net loss                             (32,320)         (12,470)
         Loss per Common share              $   (1.61)       $   (0.62)


5. The Company has determined that it was in violation of a covenant under the Revolving Credit Agreement with TDS relating to maintaining a certain ratio of equity to liabilities. The Company has obtained a waiver of the covenant from TDS until January 2, 1998. In absence of such waiver, the entire amount outstanding under the Revolving Credit Agreement would have become immediately due and payable at the discretion of TDS.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits


Exhibit
Number     Description
-------    -----------
    10 Amendment to Revolving Credit Agreement, dated November 13, 1996, between TDS and American Paging
    27     Financial Data Schedule


  (b) No reports were filed on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  American Paging, Inc.
                                                  (Registrant)



Date: November 14, 1996                           By:  /s/ TERRENCE T. SULLIVAN
                                                  Terrence T. Sullivan
                                                  President
                                                  (Chief Executive Officer)



Date: November 14, 1996                           By:  /s/ MICHELLE M. HAUPT
                                                  Michelle M. Haupt
                                                  Controller
                                                  (Principal Accounting Officer)