Form 10-K
period 1996-12-31
AMERICAN PAGING INC
filed 1997-03-25
CIK 916065

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
    /X/                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                                   OR
    / /                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                                     COMMISSION FILE NUMBER 1-12786

--------------------------------------------------------------------------------

                             AMERICAN PAGING, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

            DELAWARE                         36-3109408
--------------------------------  --------------------------------
(State or other jurisdiction of     (IRS Employer Identification
 incorporation or organization)                 No.)

     1300 GODWARD STREET NE, SUITE 3100, MINNEAPOLIS, MINNESOTA 55413-1767
              (Address of principal executive offices) (Zip Code)

                 REGISTRANT'S TELEPHONE NUMBER: (612) 623-3100
          Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
      Title of each class               on which registered
--------------------------------  --------------------------------
  Common Shares, $1 par value         American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes __X__    No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.______

    As of February 28, 1997, the aggregate market value of registrant's Common Shares held by nonaffiliates was approximately $16.0 million (based upon the closing price of the Common Shares on February 28, 1997, of $4.625, as reported by the American Stock Exchange).

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1997, is 7,588,551 Common Shares, $1 par value, and 12,500,000 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1996 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 5, 1997, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                                                                    PAGE NUMBER
                                                                                                                  OR REFERENCE(1)
                                                                                                                  ---------------
Item 1.      Business...........................................................................................             3
Item 2.      Properties.........................................................................................            13
Item 3.      Legal Proceedings..................................................................................            13
Item 4.      Submission of Matters to a Vote of Security Holders................................................            13
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..............................            13(2)
Item 6.      Selected Financial Data............................................................................            14(3)
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..............            14(4)
Item 8.      Financial Statements and Supplementary Data........................................................            14(5)
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............            14
Item 10.     Directors and Executive Officers of the Registrant.................................................            14(6)
Item 11.     Executive Compensation.............................................................................            14(7)
Item 12.     Security Ownership of Certain Beneficial Owners and Management.....................................            15(8)
Item 13.     Certain Relationships and Related Transactions.....................................................            15(9)
Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K.....................................            15

---------

(1) Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 1996 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 5, 1997 ("Proxy Statement").

(2) Annual Report section entitled "American Paging Stock and Dividend Information."

(3) Annual Report section entitled "Selected Consolidated Financial Data."

(4) Annual Report section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(5) Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Common Shareholders' Equity," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants" and "Consolidated Quarterly Income Information (Unaudited)."

(6) Proxy Statement section entitled "Election of Directors" and "Executive Officers."

(7) Proxy Statement section entitled "Executive Compensation and Other Information," except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

(8) Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management."

(9) Proxy Statement section entitled "Certain Relationships and Related Transactions."

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                           mnopq

AMERICAN PAGING, INC.
1300 GODWARD STREET NE - SUITE 3100 - MINNEAPOLIS, MN 55413
TELEPHONE (612) 623-3100

--------------------------------------------------------------------------------

                                     PART I

--------------------------------------------------------------------------------

ITEM 1. BUSINESS

    American Paging, Inc. [AMEX symbol "APP" or the "Company"] provides one-way and two-way wireless communications messaging services in 21 states and the District of Columbia through 51 sales and service offices, with operations concentrated in Florida and in the Mid-Atlantic and Midwest regions. The Company served 777,400 customers at December 31, 1996 through 1,048 transmitters covering a total population of approximately 76 million in 122 of 492 total Basic Trading Areas ("BTA") in the United States as designated by Rand McNally & Company and adopted by the Federal Communications Commission ("FCC"). As of December 31, 1996, the Company was the eleventh largest Radio Common Carrier ("RCC") paging company in the United States based upon customer units outstanding.

    The Company was formed in 1980 under Delaware law as a wholly owned subsidiary of Telephone and Data Systems, Inc. [AMEX symbol "TDS"]. TDS owned 16,500,000 shares of Common Stock of the Company at December 31, 1996, representing 82.3 percent of the combined total of the Company's outstanding Common and Series A Common Shares and 98.2 percent of their combined voting power.

    Unless the context indicates otherwise: (i) references to "APP," the "Company" or "American Paging" refer to American Paging, Inc. and its subsidiaries; (ii) references to "TDS" refer to Telephone and Data Systems, Inc. and its subsidiaries.

WIRELESS MESSAGING INDUSTRY

    Paging is a wireless communications messaging technology which uses an assigned radio frequency, licensed by the FCC, to contact a paging customer within a geographic service area. Pagers are small, lightweight, easy-to-use, battery-operated devices which receive messages by the broadcast of a radio signal. To contact a customer, a message is initiated by placing a telephone call to the customer's pager number or through computer software which enables a computer to transmit a text message via the modem line. The message is received by a computerized paging switch which generates a signal sent to microprocessor-controlled radio transmitters within the service area. These radio transmitters are connected to the paging terminal either through land-line or satellite links. The transmitters broadcast a digital or analog signal that is received by the pager and delivered as alphanumeric text, numerical display, tone or voice message.

    The paging industry started in 1949 when the FCC allocated certain radio frequencies for exclusive use in providing one-way and two-way types of mobile communications services. The industry grew slowly during its first thirty years as the quality and reliability of equipment was developed and the market began to perceive the benefits of wireless communications. Until the 1980s, the industry was highly fragmented with a large number of small, local operators. During that decade, acquisitions of many firms by regional telephone companies and others greatly consolidated the industry. Several large industry acquisitions have occurred in the 1990s which has resulted in further consolidation of the paging industry.

    Although an exact paging industry growth rate is difficult to determine, industry sources estimate the number of pagers in service during the five year period ended December 31, 1996, increased at a compound annual growth rate of approximately 29 percent. Industry sources also estimate the 12 largest RCC paging companies, including American Paging, served approximately 65.8 percent of the estimated 42.3 million pagers in service in the United States at December 31, 1996.

    Manufacturers of pagers and transmission equipment have produced innovative technological advances which are expected to continue to broaden the potential market size for paging services and support the industry's rapid growth rate. Micro circuitry, liquid crystal display technology and digital signal processing have all expanded the capability and capacity of paging services while reducing equipment and air-time costs and equipment size. Narrowband Personal Communication Services ("PCS") technology is expected to greatly expand the messaging capacity of the paging infrastructure and provide advanced two-way messaging and data services. Future service offerings are expected to include acknowledgment paging, which allows customers to confirm a message to the originator, as well as digitized voice paging, two-way data conveyance to highly mobile devices such as lap-top computers and Personal Digital Assistants ("PDA"), and other data transfer applications.

COMPANY STRATEGY

    The Company's business strategy is to promote above industry average growth in customers, service revenue and operating cash flow (earnings before interest, taxes, depreciation and amortization) by providing the highest quality service through one of the industry's most technologically advanced digital transmission systems with a focus on strong customer service and competitive pricing. The Company's business strategy is based on the following elements:

    QUALITY CUSTOMER SERVICE. Beginning in April 1996, the Company began providing full customer service to its entire customer base 24-hours-per-day, seven-days-per-week, through its centralized Customer Telecare Center ("CTC") located in Oklahoma City, Oklahoma. Customer service representatives at the CTC have the capability to fulfill sales orders, add additional services and answer technical and billing questions. While the Company encountered difficulties in converting to the CTC, corrective actions implemented since then have gradually improved customer satisfaction levels. Starting in 1997, customer service representatives at the CTC will be organized based on geographic regions in order to further improve customer service.

    TECHNOLOGICAL LEADERSHIP. The Company invests in state-of-the-art communication network technology which provides high transmission quality, data speed and system capacity, while also providing strong system management tools which allow the Company to more efficiently and effectively operate the systems. The Company utilizes FLEX-Registered Trademark- protocol technology for all new transmitters installed on its network which increases system capacity and will allow a more cost effective migration to narrowband PCS technology and other future wireless messaging services. The Company also utilizes satellite-based digital technology which reduces maintenance and eliminates expensive terrestrial radio links, site costs and repeater equipment. The Company's satellite-controlled systems cover portions of Arizona, Minnesota, Wisconsin, Illinois, Oklahoma, Florida, Texas and Washington, DC. The Company is converting all other wide-area systems to this satellite-based digital technology.

    In order to reduce the cost of providing service in 1997 and into the future, the Company has developed a plan to migrate the existing customer base from its current 19 frequencies and 43 networks to no more than three frequencies supported by six nationwide networks. During this migration, the Company expects to dismantle and sell some of the older, less efficient systems. In addition, the Company intends to relocate some existing transmitters to more heavily populated areas in order to expand coverage, improve quality and gain new customers.

    SPECTRUM DEVELOPMENT. The Company owns five regional narrowband PCS licenses which provide coverage equivalent to that of a nationwide license. Each of the five licenses consists of a 50 kHz outbound channel on frequency 930.625 MHz paired with a 12.5 kHz return channel on frequency 901.80625 MHz. The licenses will eventually enable the Company to introduce two-way wireless messaging communications services including acknowledgment paging, data and telemetry services, wireless e-mail and digitized voice messaging throughout the United States. However, commercial unavailability of the ReFLEX25-Registered Trademark- protocol and related infrastructure and subscriber device equipment necessary to offer these services has resulted in the Company suspending development of its PCS licenses.

    The Company also owns an exclusive nationwide Private Carrier Paging ("PCP") channel on frequency 929.3375 MHz. The Company believes this license will enable it to offer competitive regional and nationwide wireless messaging services. The Company's Minnesota, Oklahoma, Texas and Washington, DC systems currently utilize this frequency.

    The narrowband PCS licenses and the PCP license will provide the Company with significant spectrum capacity upon which to offer future wireless messaging services. Significant funds will be required when the Company proceeds with development of its narrowband PCS licenses and PCP license. There can be no assurance that the Company will be successful in developing these licenses due to such factors as the inability to obtain sufficient financing at a reasonable cost, availability of the supporting infrastructure and related subscriber device equipment, competition, regulatory developments or other factors.

    ALLIANCES AND AFFILIATES. The Company is a joint venture partner with Nexus Telecommunication Systems Ltd. of Israel ("Nexus") in American Messaging Services, LLC ("AMS"). AMS was formed to develop multiple applications and distribution channels worldwide for a patented communications network that provides two-way paging, location and telemetry services. In June 1996, AMS constructed a beta-test system in Chicago to perform radio frequency and infrastructure tests. The system is still being tested, while also serving as a demonstration system for prospective customers of a Nexus-based technology. The Company has notified Nexus that it will stop funding AMS as of June 30, 1997. As a result, the Company's interest in AMS may be diluted.

    The Company also has an agreement with Liazon, Inc. of Toronto for the coordinated development and use of narrowband PCS and conventional PCP paging frequencies in North America. Under the terms of the agreement, each company will pursue its own PCS build out plans, but will have the added potential to market North American coverage of advanced wireless messaging services. In a related action, both the FCC and Industry Canada have provided conditional authority for both companies to construct and operate transmitters in previously restricted areas.

    The Company continues to explore synergies with TDS and affiliated companies, United States Cellular Corporation, a TDS subsidiary which operates cellular telephone companies, and Aerial Communications, Inc., a TDS subsidiary which is developing broadband PCS services. Opportunities being pursued with these affiliated companies include bundling of complementary products and joint marketing efforts.

COMPANY RESTRUCTURING

    During the third quarter of 1995, the Company began restructuring three key operating areas: sales and marketing, administration, and customer service. The impact on operations from these restructuring efforts was more severe than originally anticipated, and results from operations were negatively impacted in 1995 and 1996. The changes implemented in 1996 caused disruptions in many aspects of the business, and also resulted in additional restructuring costs being recorded during 1996. These disruptions led to several senior management changes including the appointment of a new President and Chief Executive Officer and a new Vice President - Sales, Marketing and Field Operations in the second half of 1996. Additionally, the Company recently added a new Vice President - Development and Engineering and a new Vice President - Finance and Chief Financial Officer.

    The first goal of the restructuring effort was to increase sales productivity through improved direct sales efforts and improved customer mix. Towards this end, the Company increased the number of direct sales representatives with the goal of increasing growth in units in service, revenue and average monthly service revenue per unit ("ARPU"). During 1996, the Company increased the number of employees involved in the sales function to approximately 60% of total employees, but improvements in units in service, service revenue and ARPU growth were not achieved due to dislocations from restructuring related activities within the sales and customer support areas. The Company's strategy is to organize the department on a market segment basis so that the sales and marketing employees will be better able to address current customer demands, and also be more responsive to changes within those market segments.

    The second and third goals of the restructuring effort were to reduce administrative expense and improve customer service. An integral part of achieving these two goals was the consolidation of 17 geographically-dispersed customer service and administrative units into a centralized Customer Telecare Center located in Oklahoma City, Oklahoma. The CTC, opened in April 1996, now handles all back office activities including customer service, order fulfillment, customer billing and collections, and is available 24 hours-a-day, seven days-per-week. The process of implementing the CTC, as well as changing the way the Company sells, services and supports its customers, was very disruptive to operations during 1996. As a result, restructuring-related expenses recorded during 1996 include a write-down of inventory identified as obsolete upon centralization of inventory management at the CTC, as well as costs for duplicate staffing, employee severance, and consulting and legal fees. In addition, during the consolidation of customer information databases at the CTC, it became apparent that the Company's customer management and billing system did not provide the flexibility necessary to support the Company's future customer growth and retention. The creation and successful operation of the CTC is critical to achieving the Company's objectives of growth in units, service revenue and ARPU.

PAGING OPERATIONS

    American Paging provides local, statewide, regional and nationwide advanced, one-way digital wireless messaging communications services to customers in 21 states and the District of Columbia through its 51 sales and service offices. The Company offers local and regional paging coverage throughout Florida, the Midwest (including all or parts of Minnesota, Wisconsin, Missouri, Illinois, Indiana and Kentucky), the Mid-Atlantic (including all or parts of Maryland, Pennsylvania, Virginia and Washington, D.C.) and in portions of Oklahoma, Texas, Arizona and Utah. One-way paging services are also offered in portions of Ohio, Iowa and Southern California, through various transmitter-sharing agreements with nonaffiliated service providers. Nationwide one-way and two-way paging services are offered through the Company's alliances with nonaffiliated service providers.

    Generally, a paging system consists of a control center, transmitters and dedicated links (wire, fiber optic, radio, or satellite) between the control center and the transmitters and the pagers themselves. The control center is interconnected with the public switched telephone network ("PSTN") and receives messages from landline telephones. Messages received at the control center are matched to each pager's unique telephone number, or "cap code," translated into digital signals and forwarded over dedicated links to transmitters that broadcast the message over a specified frequency. If the pager to which the message is directed is in the transmitter coverage area, it will recognize its "cap code" and indicate to its wearer that it has received a page.

    A paging operator is generally assigned a block of numbers by the local telephone company in its service area. These numbers are assigned to individual pagers. When the number assigned to the pager is called from the PSTN, messages can be transmitted automatically by terminal equipment in the control center without the intervention of a live operator.

    The Company currently provides four types of pagers in all of its markets: alphanumeric text display, numeric display, tone and voice. Alphanumeric text display service allows customers to receive, store and display full text messages, consisting of both numbers and letters up to 240 characters long, which are sent from either a data entry device, message dispatch operator or via computer modem through messaging software. A numeric display pager permits a caller to transmit to the customer a numeric message that may consist of a telephone number, an account number or coded numeric information. It has the memory capability to store several such numeric messages which can be recalled by the customer when desired. A tone pager notifies the customer that a message has been received by emitting an audible beep, displaying a flashing light or vibrating. In the case of voice service, the notification is followed by a brief voice message.

    The following table presents the number and percentage of the various types of pagers in service:

                                            1996                  1995                  1994
                                     -------------------   -------------------   -------------------
                                     NUMBER OF             NUMBER OF             NUMBER OF
PAGER TYPE                            PAGERS     PERCENT    PAGERS     PERCENT    PAGERS     PERCENT
-----------------------------------  ---------   -------   ---------   -------   ---------   -------
Numeric............................   663,000      85.3     684,500      87.2     574,900      88.1
Alphanumeric.......................   108,600      14.0      88,500      11.3      59,300       9.1
Voice..............................     3,300       0.4       6,200       0.8       9,400       1.4
Tone...............................     2,500       0.3       5,300       0.7       9,200       1.4
                                     ---------   -------   ---------   -------   ---------   -------
Total..............................   777,400     100.0     784,500     100.0     652,800     100.0
                                     ---------   -------   ---------   -------   ---------   -------
                                     ---------   -------   ---------   -------   ---------   -------

                                            1993                  1992
                                     -------------------   -------------------
                                     NUMBER OF             NUMBER OF
PAGER TYPE                            PAGERS     PERCENT    PAGERS     PERCENT
-----------------------------------  ---------   -------   ---------   -------
Numeric............................   396,300      86.0     264,500      82.1
Alphanumeric.......................    37,400       8.1      24,200       7.5
Voice..............................    12,400       2.7      13,600       4.2
Tone...............................    14,800       3.2      19,900       6.2
                                     ---------   -------   ---------   -------
Total..............................   460,900     100.0     322,200     100.0
                                     ---------   -------   ---------   -------
                                     ---------   -------   ---------   -------

    Over the past five years, the Company has migrated its customer base toward higher-margin units such as numeric display and alphanumeric pagers. From year-end 1992 to year-end 1996, the Company's digital display units and alphanumeric units in service as a percentage of total pagers in service increased to 85.3% and 14.0%, respectively, from 82.1% and 7.5%, respectively.

    In addition, the Company actively markets value-added services such as information services, loss protection, maintenance, voice mail, text dispatching and personalized caller greeting. The Company is expanding its offering of information services which are tailored to specific industries such as real estate, medical services and governmental agencies. For example, the Company's "Realty Pager" allows customers with alphanumeric units to receive current local mortgage and home equity loan rates as well as the latest real estate industry and economic news. The Company also offers information services which allow customers to receive such information as the latest customized news headlines, stock quotes or sports scores.

    Loss protection allows a customer who leases a pager to limit the cost of replacement upon loss, destruction or theft of the pager. Maintenance contracts are offered to customers who own their pagers. Voice mail allows a caller to leave a recorded message that is stored in the Company's computerized message retrieval center. When a voice message is left, the Company's customer can be automatically alerted through the customer's pager, who can then retrieve the stored message by calling the Company's digital voice retrieval system. Alphanumeric message dispatching allows a customer to receive a transcribed message on his or her pager. Personalized greetings allow a customer to record a message that greets callers who reach the customer's voice mail or pager number.

MARKETING AND CUSTOMER SERVICE

    The Company directs its marketing efforts at value-oriented customers who appreciate the Company's high degree of technical reliability and high level of customer service. The Company's marketing strategy is designed to increase market share and operating cash flow by achieving rapid growth at modest cost per net customer unit added. Continuing quality improvements, including new services and products, help stimulate this growth while controlling costs.

    The Company generates its revenue from (i) service usage billed on a flat-rate or measured service basis, (ii) pager rentals, (iii) pager warranties, maintenance and repair, (iv) loss protection, (v) voice mail usage on a flat-rate or measured-service basis, (vi) activation fees, (vii) the sale of pager accessories, and (viii) service usage of value-added services such as information services, text dispatching, second telephone numbers or group calls. Service to end users is provided directly by the Company in most cases.

    The Company markets its services directly through its direct sales force, company-owned retail stores, and indirectly through third-party resellers and agents. As of December 31, 1996, customers acquired through the direct channel made up approximately 62.0 percent of the Company's total pagers in service. The direct sales staff is responsible for the development of large and medium business acounts and for the promotion of nationwide paging services. Company-owned retail stores focus on serving consumer and small business accounts as do indirect agents. The Company sells pagers to agents at a small mark-up or at cost. Agents then sell the pagers to customers who purchase the services directly from the Company. The Company provides sales support to its agents, including promotional material and end-user information. The portion of the Company's subscriber base placed in service through agents accounted for approximately 4.3 percent of the Company's pagers in service at December 31, 1996.

    The Company provides services under marketing agreements with third-party marketing organizations, or resellers. The Company offers paging air time in bulk quantities at wholesale rates to resellers who then "re-sell" the air time to end users at a mark-up. Resellers incur the cost to acquire customers as well as service, bill and collect revenues from the customer. They also assume the cost of the paging unit for those who rent rather than purchase. The portion of the Company's subscriber base placed in service through resellers accounted for approximately 33.7 percent of the Company's pagers in service at December 31, 1996.

    In 1997, the Company intends to take a market segment approach, applying different strategies and resources related to the customer needs within each channel and market segment. The Company operates in two distinct markets, commercial and consumer, and is creating sales and marketing plans for segments within these markets.

    The following table reflects the Company's change in units in service:

                   DISTRIBUTION CHANNELS OF PAGERS IN SERVICE

                                            1996                  1995                  1994
                                     -------------------   -------------------   -------------------
                                     NUMBER OF             NUMBER OF             NUMBER OF
DISTRIBUTION CHANNEL                  PAGERS     PERCENT    PAGERS     PERCENT    PAGERS     PERCENT
-----------------------------------  ---------   -------   ---------   -------   ---------   -------
Direct.............................   482,200      62.0     489,200      62.3     429,700      65.8
Reseller...........................   261,700      33.7     254,500      32.5     190,300      29.2
Retail.............................    33,500       4.3      40,800       5.2      32,800       5.0
                                     ---------   -------   ---------   -------   ---------   -------
Total..............................   777,400     100.0     784,500     100.0     652,800     100.0
                                     ---------   -------   ---------   -------   ---------   -------
                                     ---------   -------   ---------   -------   ---------   -------

                                            1993                  1992
                                     -------------------   -------------------
                                     NUMBER OF             NUMBER OF
DISTRIBUTION CHANNEL                  PAGERS     PERCENT    PAGERS     PERCENT
-----------------------------------  ---------   -------   ---------   -------
Direct.............................   351,500      76.3     283,000      87.8
Reseller...........................    88,100      19.1      34,400      10.7
Retail.............................    21,300       4.6       4,800       1.5
                                     ---------   -------   ---------   -------
Total..............................   460,900     100.0     322,200     100.0
                                     ---------   -------   ---------   -------
                                     ---------   -------   ---------   -------

    To obtain new customers and retain existing customers, the Company employs a strategy of general advertising through Yellow Pages, local retail traffic promotions and target marketing campaigns. Customer incentives include new service trials, discounts on equipment and reduced prices on enhancement services such as voice mail and 800 numbers.

    The Company provides paging services to subscribers where the pager is either owned by the Company and leased to the subscriber, or owned by the subscriber directly. Pager lease rates and purchase prices vary widely by market region, service type and the volume of pagers purchased or leased by a subscriber. As of December 31, 1996, the Company owned a total of 504,300 pagers having a total cost to the Company of approximately $29.8 million (net of accumulated depreciation). Of these pagers, 386,300 were leased to customers of the Company and the balance were held in inventory by the Company for anticipated growth and replacement. In addition to its pagers, the Company owned transmitters, telemessaging equipment and other tangible assets having a net book value of approximately $21.5 million as of December 31, 1996.

                         OWNERSHIP OF PAGERS IN SERVICE

                                            1996                  1995                  1994
                                     -------------------   -------------------   -------------------
                                     NUMBER OF             NUMBER OF             NUMBER OF
OWNERSHIP                             PAGERS     PERCENT    PAGERS     PERCENT    PAGERS     PERCENT
-----------------------------------  ---------   -------   ---------   -------   ---------   -------
Company............................   386,300      49.7     383,100      48.8     324,800      49.7
Customer...........................   391,100      50.3     401,400      51.2     328,000      50.3
                                     ---------   -------   ---------   -------   ---------   -------
Total..............................   777,400     100.0     784,500     100.0     652,800     100.0
                                     ---------   -------   ---------   -------   ---------   -------
                                     ---------   -------   ---------   -------   ---------   -------

                                            1993                  1992
                                     -------------------   -------------------
                                     NUMBER OF             NUMBER OF
OWNERSHIP                             PAGERS     PERCENT    PAGERS     PERCENT
-----------------------------------  ---------   -------   ---------   -------
Company............................   261,500      56.8     211,600      65.7
Customer...........................   199,400      43.2     110,600      34.3
                                     ---------   -------   ---------   -------
Total..............................   460,900     100.0     322,200     100.0
                                     ---------   -------   ---------   -------
                                     ---------   -------   ---------   -------

    Customers discontinue service each month for various reasons, including economic downturns, unmet expectations, relocation to a non-service area, transitory need, securing services other than those provided by the Company, or switching to a competing service provider. The Company discontinues service to customers who fail to pay. The Company's monthly disconnect or "churn" rate increased during 1996 due to disruptions in service caused by the restructuring. The average churn rate was 3.1 percent per month during the twelve months ended December 31, 1996 as compared to 2.5 percent for 1995. While the conversion to the CTC created difficulties in customer service, corrective actions taken during 1996 led to a significant reduction in customer churn to 2.7 percent for the month of December from a high of 4.6 percent for the month of August.

SOURCES OF EQUIPMENT

    The Company does not manufacture any of the equipment or pagers used in its paging operations. The equipment the Company uses is available for purchase from multiple sources, and the Company anticipates equipment and pagers will continue to be available to the Company in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging equipment manufactured by suppliers, the Company is able to design its systems without being dependent upon any single manufacturing source. The Company continuously evaluates new developments in wireless messaging technology in connection with the design and enhancement of its systems and selects the newest and most reliable technology to offer its customers.

COMPETITION

    The Company faces significant competition in all of its markets. Competition for subscribers to the Company's paging services in most geographic markets it serves is based primarily on price, quality of services offered and the geographic area covered. The Company believes it provides high quality service in all its geographic markets. A number of the Company's competitors, which include local, regional and national paging companies and certain regional telephone companies, possess greater financial, technical and other resources than the Company. Moreover, certain competitors in the paging business offer wider coverage in certain geographic areas than does American Paging and certain competitors follow a low-price discounting strategy to expand market share. If any of such companies were to devote additional resources to the paging business or increase competitive pressure in the Company's markets, the Company's results of operations could be adversely affected.

    A number of wireless communication technologies, including cellular telephone service, broadband PCS, enhanced Specialized Mobile Radio ("SMR") and others, are competitive forms of technology used in, or projected to be used for, wireless two-way communications. These technologies are currently in use or are under development. Although these technologies are higher priced than traditional paging services, technological improvements could result in increased capacity and efficiency for wireless two-way communication and, accordingly, could result in increased competition for the Company.

    Cellular telephone technology provides an alternative communications system for customers who are frequently away from fixed-wire or land-line communications systems (i.e., ordinary telephones). Compared to cellular telephone service, paging service is generally less expensive, offers longer battery life, provides better in-building penetration, extends over wider coverage areas and has easier transportability. Management believes that paging will remain one of the lowest-cost forms of wireless messaging due to the low-cost infrastructure associated with paging systems, as well as advances in technology that will provide for reduced paging costs.

    Broadband PCS technology is currently available in selected markets and development continues in many other markets throughout the United States. Broadband PCS technology is similar in design to cellular technology and will offer increased capacity for wireless two-way communication as well as short-text messaging. Accordingly, this technology is expected to result in increased competition for the Company.

    The Company believes the services offered by narrowband PCS technology will be complementary to the services and functionality of cellular and broadband PCS. Future technological developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the paging services currently offered by the Company. There can be no assurance that the Company would not be adversely affected by such technology changes.

GOVERNMENT REGULATION

    REGULATORY ENVIRONMENT. The Company's paging operations are subject to regulation by the FCC and by state regulatory agencies. The FCC exercises broad authority to regulate market entry and rates and shares responsibilities with state regulatory authorities over a broad range of other matters.

    The construction, operation and transfer of the Company's systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 (the "Communications Act"). In addition, the Telecommunications Act of 1996 (the "1996 Act"), which amended the Communications Act, mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops and makes regulation unnecessary. The FCC has promulgated regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless services under the Communications Act, and is implementing the legislative objectives of the 1996 Act, as discussed below.

    LICENSING. The FCC is responsible for awarding licenses for radio frequencies used by the Company and its subsidiaries to provide its one-way and two-way message and other service offerings. It also establishes and enforces the licensing, technical and operating rules which govern operations on those frequencies, the terms and conditions under which the wireless systems of the Company and its subsidiaries are interconnected with and obtain services and facilities from other service providers such as local exchange carriers and others with respect to interstate services and adjudicates any consumer or other complaints filed under the Communications Act with respect to service providers subject to its jurisdiction.

    The FCC licenses granted to the Company are issued for up to ten years at the end of which time renewal applications must be filed with the FCC. Most of the Company's current licenses expire between 1998 and 2001. FCC renewals are generally granted so long as the Company is in compliance with FCC regulations. Although the Company is unaware of any circumstances which would prevent the approval of any pending or future renewal applications, no assurance can be given that the Company's licenses will be renewed by the FCC in the future. Moreover, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or revoke or modify licenses. No license granted to the Company has ever been involuntarily revoked or modified.

    The Communications Act requires licensees, such as the Company, to obtain prior approval from the FCC for the assignment or transfer of control of any construction permit or station license, or any rights thereunder. The Communications Act also requires prior approval by the FCC of acquisitions of other paging companies by the Company. The FCC has approved all transfers of control for which the Company has sought approval. The Company also routinely applies for FCC authority to use frequencies, modify the technical parameters of existing licenses, expand its service territory and provide new services. Although there can be no assurance that any future requests for approval or applications filed by the Company will be approved or acted upon in a timely manner by the FCC, or that the FCC will grant the relief requested, the Company has no reason to believe that any such requests, applications or relief will not be approved or granted.

    Pursuant to 1993 amendments to the Communications Act, a paging service is classified as a Commercial Mobile Radio Service ("CMRS"), to the extent that it is a service offered to the public, for a fee, which is interconnected to the public switched telephone network. These 1993 amendments prohibit state and local authorities from limiting CMRS market entry and regulating CMRS rates.

    RECENT EVENTS. The FCC adopted certain significant decisions during 1996. In one decision, the FCC amended its rules to allow paging and narrowband PCS carriers to offer fixed wireless service on a co-primary basis with mobile services. In another decision, the FCC required that all licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. The FCC also amended its environmental protection rules to adopt new guidelines and procedures for evaluating the environmental effects of RF emissions.

    In addition, the FCC initiated proceedings proposing to adopt market area licensing to replace site-by-site licensing of paging base stations, to permit geographic partitioning and spectrum disaggregation in the event market area licensing is adopted, and to make changes affecting the licensing of local and response channels in narrowband PCS services. The FCC has also announced its intention to hold spectrum auctions for paging and narrowband PCS spectrum in 1997 if its market area licensing and narrowband PCS rule revisions are adopted.

    The FCC also established a phased program which requires per-call compensation to be paid to pay-phone service providers by subscribers to 800 numbers, among others. The Company and numerous other paging providers who offer 800 number calling features as a means of accessing their networks will be required to compensate pay phone service providers under these new requirements.

    During 1996 the FCC implemented significant changes in existing regulation of the telecommunications industry under the 1996 Act. Some of these specific changes, potentially affecting CMRS providers, including paging and narrowband PCS providers, are summarized below.

    The 1996 Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a federal-state joint board. Much of this implementation is proceeding in numerous, concurrent proceedings with aggressive deadlines. The Company cannot predict the full extent, nature and interrelationships among state and federal implementation and other responses to the 1996 Act.

    The primary purpose and effect of the new law is to open all telecommunications markets to competition. The 1996 Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the 1996 Act's universal service provision and necessary for universal services, public safety and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices in rural telephone company service areas.

    Since enactment, the FCC has adopted orders implementing the local competition provisions of the 1996 Act. The FCC found that certain wireless providers are entitled to reciprocal compensation, may not be charged for LEC-originated traffic or for code opening/per-number fees, and may obtain LEC interconnection subject to the terms of the 1996 Act. Appeals have been taken to the United States Court of Appeals for the Eighth Circuit from these FCC orders by numerous parties alleging that the FCC has exceeded its statutory mandate, among other matters. The Eighth Circuit Court of Appeals granted a stay of certain rules adopted in the FCC orders pending its decision on the merits of these appeals.

    The 1996 Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates. The FCC has proceedings pending to address recommendations made by the joint board with respect to the implementation of the universal service provisions of the 1996 Act, including, among other issues, the size of the universal service fund and the assessment mechanism to determine how much individual wireless carriers will be required to contribute.

    STATE AND LOCAL REGULATION. The scope of state regulatory authority, while excluding market entry and rate regulation, covers such matters as the terms and conditions of interconnection between local exchange carriers and wireless carriers with respect to intrastate services, customer billing information and practices, billing disputes, other consumer protection matters, facilities setup issues and transfers of control, among other matters. In these areas, particularly the terms and conditions of interconnection between local exchange carriers and wireless providers, the FCC and state regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively.

    The FCC has pending numerous petitions for pre-emption of state and local regulations which allege such regulations prohibit or impair the provision of interstate or intrastate telecommunications services. It has also requested public comment on a petition requesting pre-emption of moratoria imposed by state and local governments on siting of telecommunications facilities, the imposition of state taxes on the gross receipts of CMRS providers and other proposed state taxes based on the asset value of CMRS licenses awarded by the FCC.

    The FCC is required to forbear from applying any statutory or regulatory provision that is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forbear from applying. In addition, the FCC must review its telecommunications regulations every two years and change any that are no longer necessary.

    The Company and its subsidiaries have been and intend to remain active participants in proceedings before the FCC and, through its membership in state associations of wireless providers, before state regulatory authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have a significant impact on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers. The Company is unable to predict the scope, pace or financial impact of policy changes which could be adopted in these proceedings.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY LANGUAGE

    This Form 10-K contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations are forward-looking statements. These statements contain potential risks and uncertainties and, therefore, actual results may differ materially. American Paging undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

    Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in the Company's markets; new wireless messaging technology advances; possible future litigation; availability of future financing; start-up of narrowband PCS operations; and unanticipated changes in growth in paging customers, penetration rates, churn rates and the mix of products and services offered in the Company's markets. Readers should evaluate any statements in light of these important factors.

SEASONALITY

    Generally, the Company's operating results are not significantly affected by seasonal factors. However, certain markets reflect slower new pager customer growth during winter months, while certain other markets reflect more rapid new customer growth during the same period.

TRADEMARKS

    The Company markets its services under the name American
Paging-Registered Trademark- which is a federally registered trademark. The Company also routinely files for federal registration of other service marks which may be used in connection with its various services.

EMPLOYEES

    The Company and its subsidiaries had 837 full-time employees as of December 31, 1996. Of these, 553 were based at various sales offices around the country managed by the Company with 76 based at its corporate office in Minneapolis, Minnesota and 208 located at its Customer Telecare Center in Oklahoma City, Oklahoma. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

--------------------------------------------------------------------------------

ITEM 2. PROPERTIES

    At December 31, 1996, the Company leased approximately 193,000 square feet of office space in 55 locations within 14 states and the District of Columbia, including approximately 19,000 square feet of office space for its headquarters in Minneapolis, Minnesota. In early 1996, the Company also leased approximately 35,000 square feet of office space for its Customer Telecare Center in Oklahoma City, Oklahoma, which opened in April 1996. The Company has canceled or sublet approximately 23,000 square feet of space in three offices in 1996 and expects to sublet or cancel an additional 50,000 square feet of space in nine offices in 1997. These office leases are used in connection with the Company's paging operations and provide for monthly rentals at market rates and expire, subject to renewal options, on various dates through September 2006. In most cases, the Company expects that in the normal course of business, leases will be renewed or replaced by other leases. Management believes that the Company will be able to obtain additional space as needed at reasonable cost. The Company considers the properties owned or leased by it and its subsidiaries to be suitable and adequate for their respective business operations.

    The Company also leases sites for its transmitters on commercial broadcast towers, buildings and other fixed structures at various rentals for various terms. As of December 31, 1996, the Company leased transmitter sites for 1,048 transmitters. Monthly rentals for these transmitter and related control link sites average approximately $325 and are for various terms.

--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved from time to time in routine legal and regulatory proceedings incidental to its business. The Company is not involved in any currently pending lawsuits or proceedings that it believes will have, individually or in the aggregate, a material adverse effect on the Company.

--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of securities holders during the fourth quarter of fiscal year 1996.
--------------------------------------------------------------------------------

                                    PART II

--------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Incorporated herein by reference from Exhibit 13, Annual Report section entitled "American Paging Stock and Dividend Information."

--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

    Incorporated herein by reference from Exhibit 13, Annual Report section entitled "Selected Consolidated Financial Data."

--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated herein by reference from Exhibit 13, Annual Report section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated herein by reference from Exhibit 13, Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Common Shareholders' Equity," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants," and "Consolidated Quarterly Income Information (Unaudited)."

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.
--------------------------------------------------------------------------------

                                    PART III

--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference from Proxy Statement sections entitled "Election of Directors" and "Executive Officers."

--------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference from Proxy Statement section entitled "Executive Compensation and Other Information" except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

--------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference from Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management."

--------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

    Incorporated herein by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

--------------------------------------------------------------------------------

                                    PART IV

--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this report:

(a)(1) Financial Statements

    Consolidated Statements of Operations.....................  Annual Report*
    Consolidated Balance Sheets...............................  Annual Report*
    Consolidated Statements of Cash Flows.....................  Annual Report*
    Consolidated Statements of Changes in Common Shareholders'
     Equity...................................................  Annual Report*
    Notes to Consolidated Financial Statements................  Annual Report*
    Report of Independent Public Accountants..................  Annual Report*
    Consolidated Quarterly Income Information (Unaudited).....  Annual Report*

---------
* Incorporated herein by reference from Exhibit 13.

  (2) Schedules

                                                                                                                        LOCATION
                                                                                                                       -----------
    Report of Independent Public Accountants on Financial Statement Schedule.........................................    page 17
    II.  Valuation and Qualifying Accounts for each of the Three Years in the Period Ended December 31, 1996 ........    page 18

    All other schedules have been omitted because they are not applicable or not required or because the required information is shown in the financial statements or notes thereto.

  (3) Exhibits

    The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this Report. The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Report.

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------------------------
      10.9   American Paging, Inc. 1994 Long-Term Incentive Plan is hereby incorporated by reference to Annex A to the Company's
             Notice of Annual Meeting and Proxy Statement dated April 15, 1996
     10.10   1996 Bonus Program for the Senior Management Staff of the Company
     10.11   1996 Special Bonus Opportunity
     10.12   American Paging, Inc. Secure and Future Earnings Plan is hereby incorporated by reference to Exhibit 10.12 to the
             Company's Registration Statement on Form S-1 (Registration 33-72707)
     10.13   Summary of Compensation Arrangement for Terrence T. Sullivan
     10.14   Summary of Severance Arrangements for John R. Schaaf

(b) Reports on Form 8-K filed during the quarter ended December 31, 1996.

No reports on Form 8-K were filed during the quarter ended December 31, 1996.

--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of AMERICAN PAGING, INC.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in American Paging, Inc. and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 1997. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 29, 1997

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                                  COLUMN B    COLUMN C-1    COLUMN C-2                  COLUMN E
                                                                 BALANCE AT   CHARGED TO    CHARGED TO                 BALANCE AT
                           COLUMN A                             BEGINNING OF   COSTS AND       OTHER       COLUMN D      END OF
                        CLASSIFICATION                             PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS     PERIOD
--------------------------------------------------------------  ------------  -----------  -------------  -----------  -----------
(DOLLARS IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 31, 1996
Deducted from federal deferred tax asset:
  For unrealized net operating losses                            $   (5,664)   $       0     $       0     $  16,551    $ (22,215)
Deducted from state deferred tax asset:
  For unrealized net operating losses                                (3,709)           0             0           759       (4,468)
Deducted from accounts receivable:
  For doubtful accounts                                              (1,283)       4,898             0         4,298       (1,883)

FOR THE YEAR ENDED DECEMBER 31, 1995
Deducted from federal deferred tax asset:
  For unrealized net operating losses                            $     (114)   $       0     $       0     $   5,550    $  (5,664)
Deducted from state deferred tax asset:
  For unrealized net operating losses                                (3,701)         103           476           587       (3,709)
Deducted from accounts receivable:
  For doubtful accounts                                                (704)       4,146             0         3,567       (1,283)

FOR THE YEAR ENDED DECEMBER 31, 1994
Deducted from federal deferred tax asset:
  For unrealized net operating losses                            $        0    $       0     $       0     $     114    $    (114)
Deducted from state deferred tax asset:
  For unrealized net operating losses                                (3,763)          62             0             0       (3,701)
Deducted from accounts receivable:
  For doubtful accounts                                                (603)       2,548             0         2,447         (704)

--------------------------------------------------------------------------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN PAGING, INC.

                                By:           /s/ TERRENCE T. SULLIVAN
                                     -----------------------------------------
                                                Terrence T. Sullivan
                                        PRESIDENT (CHIEF EXECUTIVE OFFICER)

                                By:             /s/ DENNIS M. BESTE
                                     -----------------------------------------
                                                  Dennis M. Beste
                                       VICE PRESIDENT--FINANCE AND TREASURER
                                             (CHIEF FINANCIAL OFFICER)

                                By:            /s/ MICHELLE M. HAUPT
                                     -----------------------------------------
                                                 Michelle M. Haupt
                                                     CONTROLLER
                                           (PRINCIPAL ACCOUNTING OFFICER)

Dated: March 20, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                         TITLE                  DATE
----------------------------------  --------------------------  ---------------
        /s/ JAMES BARR III                   DIRECTOR           March 20, 1997
----------------------------------
          James Barr III

    /s/ LEROY T. CARLSON, JR.                DIRECTOR           March 20, 1997
----------------------------------
      LeRoy T. Carlson, Jr.

      /s/ DEBORA M. DE HOYOS                 DIRECTOR           March 20, 1997
----------------------------------
        Debora M. de Hoyos

       /s/ JEAN B. KEFFELER                  DIRECTOR           March 20, 1997
----------------------------------
         Jean B. Keffeler

       /s/ EDWIN L. RUSSELL                  DIRECTOR           March 20, 1997
----------------------------------
         Edwin L. Russell

     /s/ TERRENCE T. SULLIVAN                DIRECTOR           March 20, 1997
----------------------------------
       Terrence T. Sullivan

      /s/ MURRAY L. SWANSON                  DIRECTOR           March 20, 1997
----------------------------------
        Murray L. Swanson

--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

--------------------------------------------------------------------------------

 EXHIBIT
   NO.                                                     DESCRIPTION OF DOCUMENT
----------  ---------------------------------------------------------------------------------------------------------------------
 3.1        Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to Exhibit 3.1 to the
            Company's Annual Report on Form 10-K for the year ended December 31, 1994
 3.2        Restated Bylaws, as amended, is hereby incorporated by reference to Exhibit 3.2 to the Company's Annual Report on
            Form 10-K for the year ended December 31, 1994
 4.1        Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to Exhibit 4.1 to the
            Company's Annual Report on Form 10-K for the year ended December 31, 1994
 4.2        Restated Bylaws, as amended, is hereby incorporated by reference to Exhibit 4.2 to the Company's Annual Report on
            Form 10-K for the year ended December 31, 1994
 9.1(a)     Voting Trust Agreement, dated as of June 30, 1989, with respect to Common Shares of TDS, is hereby incorporated by reference to Exhibit 9.1(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994
 9.1(b)     Amendment dated as of May 9, 1991, to the Voting Trust Agreement dated as of June 30, 1989, is hereby incorporated by reference to Exhibit 9.1(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994
 9.1(c)     Amendment dated as of November 20, 1992, to the Voting Trust Agreement dated as of June 30, 1989, is hereby incorporated by reference to Exhibit 9.1(c) to the Company's Annual Report on Form 10-K for the year ended December
            31, 1994
10.1        Form of Exchange Agreement, between the Company and TDS, is hereby incorporated by reference to Exhibit 10.1 to the
            Company's Registration Statement on Form S-1 (Registration No. 33-72707)
10.2(a)     Form of Revolving Credit Agreement, between the Company and TDS, is hereby incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-72707)
10.2(b)     Form of Amendment to Revolving Credit Agreement between the Company and TDS, dated March 5, 1997 and effective
            January 1, 1997
10.5        Form of Intercompany Agreement, between the Company and TDS, is hereby incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 33-72707)
10.6        Form of Registration Rights Agreement, between the Company and TDS, as amended, is hereby incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 33-72707)
10.8        Form of Employee Benefit Plans Agreement, between the Company and TDS, is hereby incorporated by reference to Exhibit
            10.8 to the Company's Registration Statement on Form S-1 (Registration No. 33-72707)
10.9        American Paging, Inc. 1994 Long-Term Incentive Plan is hereby incorporated by reference to Annex A to the Company's
            Notice of Annual Meeting and Proxy Statement dated April 15, 1996
10.10       1996 Bonus Program for the Senior Management Staff of the Company
10.11       1996 Special Bonus Opportunity
10.12       American Paging, Inc. Secure and Future Earnings Plan is hereby incorporated by reference to Exhibit 10.12 to the
            Company's Registration Statement on Form S-1 (Registration No. 33-72707)

 EXHIBIT
   NO.                                                     DESCRIPTION OF DOCUMENT
----------  ---------------------------------------------------------------------------------------------------------------------
10.13       Summary of Compensation Arrangement for Terrence T. Sullivan
10.14       Summary of Severance Arrangements for John R. Schaaf
13          Incorporated portions of 1996 Annual Report to Shareholders
21          List of subsidiaries of the Registrant
23          Consent of Independent Public Accountants
27          Financial Data Schedule