Form 10-Q
period 1997-03-31
AMERICAN PAGING INC
filed 1997-05-14
CIK 916065

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1997

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________ to ___________

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
                                                Yes   /X/      No   / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                          Outstanding at May 2, 1997
                 ----------                       ----------------------------
         Common shares, $1 par value                    7,590,985 Shares
    Series A Common shares, $1 par value               12,500,000 Shares

--------------------------------------------------------------------------------

                              AMERICAN PAGING, INC.

                        FIRST QUARTER REPORT ON FORM 10-Q

                                      INDEX




                                                                      Page No.

Part I.     Financial Information

            Management's Discussion and Analysis of
              Results of Operations and Financial Condition              2-6

            Consolidated Statements of Operations - Three Months
              Ended March 31, 1997 and 1996                               7

            Consolidated Statements of Cash Flows - Three Months
              Ended March 31, 1997 and 1996                               8

            Consolidated Balance Sheets -
              March 31, 1997 and December 31, 1996                      9-10

            Notes to Consolidated Financial Statements                   11


Part II.    Other Information                                            12


Signatures                                                               13

                          PART I. FINANCIAL INFORMATION

                              AMERICAN PAGING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Months Ended 3/31/97 Compared to Three Months Ended 3/31/96

American Paging, Inc. [AMEX:APP or the "Company"] results of operations for the three months ended March 31, 1997 compared to the same period in 1996 reflect a decrease in customer units and service revenue, downward pressure on prices, higher operating expenses, and as a result, higher operating and net losses. Service revenue decreased 5.9% to $22.3 million on a 4.3% decrease in the number of units in service since March 31, 1996. Customer units in service totaled 767,400 at March 31, 1997 compared to 802,100 at March 31, 1996. The average monthly disconnect rate ("churn") was 3.0% for the three months ended March 31, 1997 compared to 2.7% for 1996.

Starting in the third quarter of 1995, American Paging restructured its sales and customer service organizations in an effort to improve unit growth, revenue growth, operating efficiency, operating cash flow and earnings. During the restructuring period, the Company achieved many goals in terms of positioning the Company for future growth in the wireless messaging industry. Chief among the goals was the consolidation of 17 geographically-dispersed customer service and administrative functions into one Customer Telecare Center ("CTC"), which is located in Oklahoma City, Oklahoma. During the conversion to the CTC in the first quarter of 1996 and for several months thereafter, the Company also encountered dysfunctions in several of its core business processes. Among the challenges encountered during the restructuring initiative were an increased level of turnover of sales personnel, a loss of qualified administrative support for the field, and a need to redesign the customer support and retention processes. In order to improve these core business process, changes were made in the top management of the Company.

The new management team assembled in the latter half of 1996 and in early 1997 has begun implementing a strategic plan for 1997. The plan centers on building a high-quality, focused sales and marketing organization driven by a new goal-aligned compensation plan, creating new distribution channel and pricing strategies, consolidating current transmission systems to reduce the cost of service, and continually improving customer care practices. The strategies being implemented for 1997 have resulted in slight improvements in quarter to quarter financial results. Operating cash flow (operating income/(loss) plus depreciation and amortization) and operating cash flow margin, while negative for the quarter, have improved steadily over the third and fourth quarters of 1996. Additionally, process improvements implemented at the CTC have reduced the churn rate from a peak of 3.9% in the third quarter of 1996 to 3.0% in the first quarter of 1997.

Operating cash flow for the quarter was $(707,000), or (3.2)% of service revenue in 1997 compared to $3.1 million, or 13.0% of service revenue in 1996. Service operating expenses increased 11.7% to $30.8 million, principally due to higher costs paid to outside vendors to serve customers and increased sales and marketing costs. As a result, the Company incurred an operating loss of $8.4 million. In addition, the Company incurred higher interest expense contributing to the first quarter net loss of $12.1 million. Interest expense increased by $2.4 million compared to the same period a year ago due in part to the Company's decision to discontinue capitalizing interest expense on borrowings related to the Company's narrowband Personal Communications Services ("PCS") licenses.

Service revenue decreased 5.9% ($1.4 million) in 1997 compared to 1996 as a result of a 4.3% decrease in units in service compared to the same period in 1996. Service revenue also declined due to continuing competitive pricing pressures and a continuing shift in the distribution channel mix, which had an adverse impact on average monthly service revenue per customer unit ("ARPU"). ARPU declined 4.0% to $9.63 for the first three months of 1997 from $10.03 for the same period in 1996; 3.0% was due to the competitive pricing pressures and 1.0% was due to the change in distribution channel mix.

Service operating expenses increased 11.7% ($3.2 million) in 1997, principally due to increased costs to serve the customer base, higher sales and marketing costs, and higher depreciation and amortization expense, partially offset by decreases in general and administrative costs.

Beginning in January 1997, the Company changed its income statement presentation for two categories of service operating expenses. Bad debt expense, previously included in general and administrative expense, is now included in sales and marketing expense, and pager repair expense, previously included in cost of service, is now included in general and administrative expense. Amounts in the affected expense categories have been reclassified for 1996 in the Consolidated Statement of Operations.

Cost of service increased 14.0% ($842,000) in 1997, primarily due to increased costs of reselling third-party nationwide service associated with an increase in nationwide units in service. Telephone expenses also increased in 1997 as the Company upgraded and repaired supporting telephone systems in Oklahoma, the District of Columbia, Minnesota and Florida. Partially offsetting these increases was an overall reduction in the number of technical and inventory personnel, and transferring many of these functions to the CTC, the costs of which are included in general and administrative expense.

The Company's transmitters in service increased to 1,047 at March 31, 1997 from 1,016 at March 31, 1996. During the past twelve months, transmitters were added primarily for the continued expansion and upgrade of existing systems coupled with the retirement of smaller, outdated systems to improve operating efficiencies. The Company's new systems and upgraded transmitters are capable of digital broadcast using the high-speed FLEX-TM- signaling protocol, significantly increasing system capacity over the Company's conventional signaling protocol. Over the next three years, the Company intends to reduce its cost of providing service by reducing the number of frequencies it maintains and dismantling older networks.

Sales and marketing expense increased 46.8% ($2.9 million) in 1997, primarily due to a significant increase in the number of employees in the sales and marketing function. In an effort to improve sales productivity and service revenue growth, the Company increased the number of direct sales employees over the last 12 months. Accordingly, the Company employed approximately 460 field sales employees at March 31, 1997 compared to 388 at March 31, 1996. Store location expense increased in 1997 due to an increase in the number of retail store locations to 42 at March 31, 1997 from 38 at March 31, 1996. Also increasing store location expense in 1997 was the fact that field store locations are now almost solely dedicated to sales activities. As a result, a greater percentage of field store related expenses are categorized as sales and marketing. Prior to the opening of the CTC in April 1996, only a portion of field store expenses was allocated to sales and marketing expense as various administrative functions still remained at the field stores.

General and administrative expense decreased 13.2% ($1.1 million) in 1997. During the first quarter of 1996, restructuring-related expenses were recorded for subleasing office space, employee severance and outplacement services, and for consulting services. No restructuring-related expenses were recorded during the first quarter of 1997. Employee travel and relocation expenses decreased during the first quarter of 1997 compared to the first quarter of 1996. During the conversion to the CTC in 1996, there was a significant increase in employee travel to Oklahoma City as well as additional costs to relocate customer support personnel. Also contributing to the decrease was the reclassification of corporate sales and marketing employees from general and administrative expense to sales and marketing for 1997. These decreases were partially offset by an increase in staffing levels at the CTC. As of March 31, 1997 there were approximately 175 employees at the CTC compared to approximately 50 employees at March 31, 1996. The total number of employees, though, decreased to 700 at March 31, 1997 from 825 at March 31, 1996.

Depreciation and amortization expense increased 7.5% ($535,000) in 1997, reflecting the Company's increased investment in system infrastructure, CTC system and equipment enhancements, and subscriber devices. Excluding the investment in narrowband PCS licenses (which is not yet being amortized), the gross depreciable/amortizable asset balance grew 2.6% to $144.4 million at March 31, 1997 from $140.7 million at March 31,1996. In the first quarter of 1996, the Company recorded approximately $350,000 in additional depreciation expense due to the reduction in useful lives of fixed assets retired as a result of the Company's restructuring.

Equipment sales income/(loss) was $107,000 in 1997 compared to $(202,000) in 1996. The Company generally plans to break even on equipment sales, but may have income or loss in any given quarter. For marketing purposes, it may, at times in selected locations, discount paging equipment below cost due to competitive pressures or sales promotions.

Operating loss was $8.4 million in 1997 compared $4.1 million in 1996. Operating margin on service revenue decreased to (37.7)% in 1997 from (17.2)% in 1996. The decrease in operating results reflects slower service revenue growth coupled with higher costs to serve the customer base and increased sales and marketing costs which were partially offset by lower general and administrative expenses.

Investment and other income/(expense) was $(211,000) in 1997 compared to $(219,000) in 1996, reflecting primarily investment losses during each period associated with the Company's joint venture with Nexus Telecommunication Systems, Ltd. ("Nexus"), accounted for using the equity method. The joint venture, American Messaging Services, LLC ("AMS"), was formed to develop multiple applications and distribution channels worldwide for a patented communications network that provides two-way paging, location and telemetry services. The Company has notified Nexus that it will stop funding AMS as of June 30, 1997. As a result, the Company's interest in AMS may be diluted.

Interest expense-affiliates increased $2.4 million to $3.5 million in 1997 compared to 1996. The increase is the result of increased long-term indebtedness of $43.0 million used to fund construction expenditures and continuing operations, as well as a decision to stop capitalizing interest related to the Company's narrowband PCS licenses. Beginning October 1, 1995 and continuing through September 30, 1996, the Company capitalized interest costs related to borrowings for the acquisition and development of its narrowband PCS licenses. The Company stopped capitalizing interest as of October 1, 1996 due to a suspension in the Company's development of its narrowband PCS licenses. Please see the Capital Resources and Liquidity section for more information related to the Company's plans with respect to the buildout of its narrowband PCS licenses. Capitalized interest for the first quarter of 1996 totaled $1.4 million. At March 31, 1997, the Company had $148.0 million outstanding under its Revolving Credit Agreement with its parent, Telephone and Data Systems, Inc. [AMEX:TDS].

Income tax benefit decreased to zero in 1997 compared to $39,000 in 1996, as current period net losses resulted in no current income tax liability for the Company. The Company and TDS are parties to a tax allocation agreement, pursuant to which, the Company calculates its losses and credits as if it were a separate affiliated group and will carry forward its losses and credits, if any, to reduce future tax liabilities. For financial reporting purposes, the Company computes its federal income taxes as if it were not a member of the TDS consolidated group.

Net loss totaled $12.1 million in 1997 compared to $5.3 million in 1996, reflecting a significant increase in operating loss as well as increased interest expense. Loss per common share was $0.60 in 1997 compared to $0.27 in 1996, reflecting the change in net loss.


CAPITAL RESOURCES AND LIQUIDITY

Construction and development of the Company's radio paging infrastructure and the CTC, the purchase of narrowband PCS licenses, and costs associated with restructuring the Company's operations have caused financing requirements to exceed internally generated cash flow during the last few years. Accordingly, the Company has obtained substantial external funds in the form of borrowings under a Revolving Credit Agreement with TDS, and anticipates that it will require additional funds over the next few years. The additional funds will be used to finance continuing operations as needed, as well as for expanding and upgrading its infrastructure to provide increased coverage and improve quality service to customers.

Cash flows from operating activities required $4.3 million in 1997 and $487,000 in 1996. The $3.8 million increase in cash required was primarily due to the $6.8 million additional net loss. Offsetting the additional net loss was a $2.3 million decrease in cash provided by working capital items, such as accounts payable, accounts receivable and unearned revenue and a $700,000 increase in non-cash items, such as depreciation and amortization. Accounts payable decreased significantly from December 31, 1995 to March 31, 1996 due to the advance payment of certain invoices prior to the Company's conversion to a new accounting system software.

Cash flows from financing activities provided $8.1 million in 1997 compared to $10.5 million in 1996. Cash flows from financing activities include cash from borrowings under the Revolving Credit Agreement with TDS and sales of common stock related to the Company's employee benefit plans. The Company borrowed $8.0 million during the three months ended March 31, 1997 under the Revolving Credit Agreement with TDS compared to $10.4 million for the same period in 1996.

Cash flows from investing activities required cash totaling $2.9 million in 1997 compared to $12.6 million in 1996. The majority of the cash outflow during the quarter related to net additions to property, plant and equipment of $3.0 million in 1997, representing purchases of subscriber devices and enhancements to existing systems. Capital expenditures for radio paging property and equipment and the purchase of pagers for lease are anticipated to total approximately $35 million in 1997.

In April 1995, the Company completed its acquisition of five regional narrowband PCS licenses, providing coverage equivalent to that of a nationwide license, from the Federal Communications Commission ("FCC"). The Company does not expect to spend a significant amount during 1997 on the development of its narrowband PCS licenses. The Company has suspended development of its narrowband PCS licenses until such time as the supporting infrastructure and related subscriber device equipment is commercially available. In addition, significant funds will be required when the Company resumes development of its narrowband PCS infrastructure and markets the services that these licenses will allow the Company to provide. There can be no assurance that the Company will be successful in developing these licenses due to such factors as the inability to obtain sufficient financing at a reasonable cost, the availability of supporting infrastructure and related subscriber device equipment, competition, regulatory developments or other factors.

At March 31, 1997, the Company had $1.5 million in cash. The Company had unused borrowing capacity at March 31, 1997 of $32 million under its Revolving Credit Agreement with TDS.

Pursuant to the Revolving Credit Agreement, amended effective March 5, 1997, the Company may borrow up to an aggregate of $180 million from TDS. At March 31, 1997, $148 million total long-term debt under this agreement was used for the acquisition and development of five regional narrowband PCS licenses ($61.0 million), investment in infrastructure, systems and subscriber devices ($52.2 million), continuing operations ($19.1) and acquisitions ($15.7 million). The Revolving Credit Agreement allows the Company to borrow funds at an interest rate equal to 1 1/2% above the prime rate, which is payable quarterly. The Company's interest rate at March 31, 1997 was 10%. No principal is payable until January 1, 1999, subject to acceleration under certain circumstances, at which time the entire principal balance then outstanding is scheduled to become due and payable. The Company determined that it was in violation of a covenant under the Revolving Credit Agreement with TDS relating to maintaining a certain ratio of equity to liabilities. The Company obtained a waiver of the covenant from TDS through January 1, 1999. In absence of such waiver, the entire amount outstanding under the Revolving Credit Agreement would have become immediately due and payable at the discretion of TDS.

In connection with the Company's efforts to increase its customer base and market share, invest in new communications technologies and fulfill its obligations under the Revolving Credit Agreement with TDS, the Company may require additional funding, the nature, amount and source of which cannot now be determined, but which may include changes in the structure of the Revolving
Credit Agreement with TDS or public or private offerings of debt or equity securities. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its construction and development programs, which could have a material adverse impact on the Company's financial condition and results of operations.




Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Language

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations are forward-looking statements. These statements contain potential risks and uncertainties and, therefore, actual results may differ materially. American Paging undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

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

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                          Three Months Ended
                                                               March 31,
                                                          1997            1996
                                                          ----            ----
                                                        (Dollars in thousands,
                                                       except per share amounts)

SERVICE REVENUE ..................................      $ 22,310       $ 23,708
                                                        --------       --------

SERVICE OPERATING EXPENSE
  Cost of service ................................         6,861          6,019
  Sales and marketing ............................         9,203          6,271
  General and administrative .....................         7,060          8,133
  Depreciation and amortization ..................         7,704          7,169
                                                        --------       --------
    Total service operating expense ..............        30,828         27,592
                                                        --------       --------
SERVICE OPERATING LOSS ...........................        (8,518)        (3,884)
                                                        --------       --------
EQUIPMENT SALES
  Revenue ........................................         2,270          2,602
  Cost of equipment sold .........................         2,163          2,804
                                                        --------       --------
EQUIPMENT SALES INCOME/(LOSS) ....................           107           (202)
                                                        --------       --------

OPERATING LOSS ...................................        (8,411)        (4,086)
                                                        --------       --------
INVESTMENT AND OTHER INCOME/(EXPENSE)
  Investment loss in joint venture ...............          (241)          (294)
  Interest income ................................            30             42
  Other income, net ..............................            --             33
                                                        --------       --------
    Total investment and other (expense) .........          (211)          (219)
                                                        --------       --------

LOSS BEFORE INTEREST AND INCOME TAXES ............        (8,622)        (4,305)
Interest expense - affiliates ....................         3,507          1,078
                                                        --------       --------

LOSS BEFORE INCOME TAXES .........................       (12,129)        (5,383)
Income tax benefit ...............................            --            (39)
                                                        --------       --------

NET LOSS .........................................      $(12,129)      $ (5,344)
                                                        ========       ========


WEIGHTED AVERAGE COMMON AND
  SERIES A COMMON SHARES (000s) ..................        20,080         20,041

NET LOSS PER COMMON  AND
  SERIES A COMMON SHARE (Note 2) .................      $  (0.60)      $  (0.27)






       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    Unaudited

                                                            Three Months Ended
                                                                 March 31,
                                                              1997       1996
                                                              ----       ----
                                                          (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ..............................................  $(12,129)   $ (5,344)
  Add (deduct) adjustments to reconcile net loss to
    net cash (required)/provided by operating activities:
  Depreciation and amortization .........................     7,704       7,169
  Deferred income taxes, net ............................        --         (43)
  Investment loss .......................................       241         294
  Other noncash expense .................................       699         519
  Change in accounts receivable .........................       829         498
  Change in accounts payable ............................      (636)     (3,545)
  Change in unearned revenue ............................    (1,048)         38
  Change in accrued taxes ...............................       154         139
  Change in accrued interest ............................        71          63
  Change in other assets and liabilities ................      (145)       (275)
                                                           --------    --------
                                                             (4,260)       (487)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in Revolving Credit Agreement - TDS ............     8,000      10,391
  Common shares issued ..................................       145          59
                                                           --------    --------
                                                              8,145      10,450
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment, net .......    (2,954)    (10,814)
  Investment in PCS licenses ............................        --      (1,438)
  Other investments .....................................      (240)       (384)
  Change in temporary investments and
    marketable securities ...............................       290          --
                                                           --------    --------
                                                             (2,904)    (12,636)
                                                           --------    --------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS ............................       981      (2,673)

CASH AND CASH EQUIVALENTS
  Beginning of period ...................................       557       4,280
                                                           --------    --------
  End of period .........................................  $  1,538    $  1,607
                                                           ========    ========








       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                       (Unaudited)
                                                        March 31,  December 31,
                                                          1997        1996
                                                          ----        ----
                                                         (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents ........................   $  1,538    $    557
  Temporary investments ............................         37         150
  Accounts receivable
    Customers ......................................     11,922      12,639
    Other ..........................................        122         234
  Inventory ........................................      9,745       8,548
  Net deferred tax asset ...........................      2,346       2,482
  Prepaid expenses and other .......................      1,454       1,231
                                                       --------    --------
                                                         27,164      25,841
                                                       --------    --------


INVESTMENTS
  Investment in joint venture ......................        193         193
  Marketable securities ............................        109         286
                                                       --------    --------
                                                            302         479
                                                       --------    --------


PROPERTY, PLANT AND EQUIPMENT
  In service .......................................    112,221     113,000
  Less accumulated depreciation ....................     66,459      61,528
                                                       --------    --------
                                                         45,762      51,472
                                                       --------    --------


INTANGIBLE ASSETS
  PCS licenses .....................................     60,901      60,901
  Other intangibles, net of accumulated amortization
    of $18,479 and $17,543, respectively ...........     13,745      14,681
                                                       --------    --------
                                                         74,646      75,582
                                                       --------    --------

TOTAL ASSETS .......................................   $147,874    $153,374
                                                       ========    ========










       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                   (Unaudited)
                                                     March 31,    December 31,
                                                       1997          1996
                                                       ----          ----
                                                     (Dollars in thousands)

CURRENT LIABILITIES
  Due to affiliates -
    Accounts payable ...........................   $   1,419     $   1,486
    Accrued interest ...........................       1,240         1,169
  Accounts payable .............................       2,831         3,401
  Unearned revenue and deposits ................       9,479        10,527
  Accrued taxes ................................         510           357
  Accrued compensation .........................       1,434         1,266
  Other current liabilities ....................       2,753         2,841
                                                    --------      --------
                                                      19,666        21,047
                                                    --------      --------

REVOLVING CREDIT AGREEMENT - TDS ...............     147,960       139,960
                                                    --------      --------


NET DEFERRED INCOME TAX LIABILITY ..............       2,034         2,169
                                                    --------      --------

COMMON SHAREHOLDERS' EQUITY
  Common shares, par value $1 per share ........       7,591         7,560
  Series A Common shares, par value $1 per share      12,500        12,500
  Additional paid-in capital ...................      72,703        72,589
  Retained deficit .............................    (114,580)     (102,451)
                                                    --------      --------
                                                     (21,786)       (9,802)
                                                    --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....   $ 147,874     $ 153,374
                                                   =========     =========












       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to prior year financial statements for consistency with current year presentation.

     The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.


2. Net loss per Common and Series A Common share for the three month periods ended March 31, 1997 and 1996 were computed by dividing net loss by the weighted average number of Common shares and Series A Common shares outstanding during the period.

     The Financial Accounting Standards Boards issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in March 1997 which will become effective in December 1997. The Company has not yet adopted SFAS No. 128, but management anticipates there will be no impact on Net loss per Common and Series A Common share.


3.  The following table summarizes interest and income taxes paid:

                                             Three Months Ended March 31,
                                                 1997          1996
                                                 ----          ----
                                                (Dollars in thousands)
         Interest paid                       $  3,436      $  2,391
         Income taxes paid                          1            96

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits


Exhibit
Number     Description
-------    -----------
  27       Financial Data Schedule


  (b) No reports were filed on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                           American Paging, Inc.
                                           (Registrant)


Date:  May 14, 1997                        By: /s/ TERRENCE T. SULLIVAN
                                           Terrence T. Sullivan
                                           President
                                           (Chief Executive Officer)



Date:  May 14, 1997                        By: /s/ DENNIS M. BESTE
                                           Dennis M. Beste
                                           Vice President-Finance and Treasurer
                                           (Chief Financial Officer)



Date:  May 14, 1997                        By: /s/ MICHELLE M. HAUPT
                                           Michelle M. Haupt
                                           Controller
                                           (Principal Accounting Officer)