Form 10-Q
period 1997-06-30
AMERICAN PAGING INC
filed 1997-08-11
CIK 916065

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

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to __________

                         Commission File Number 1-12786

--------------------------------------------------------------------------------

                              AMERICAN PAGING, INC.

--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                   Delaware                           36-3109408
                  ----------                      ------------------
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
                                              Yes   /X/    No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at August 1, 1997
               -------                       -----------------------------
     Common shares, $1 par value                   7,609,714 Shares
Series A Common shares, $1 par value              12,500,000 Shares

--------------------------------------------------------------------------------

                              AMERICAN PAGING, INC.

                       SECOND QUARTER REPORT ON FORM 10-Q


                                      INDEX




                                                                        Page No.

Part I.   Financial Information

          Management's Discussion and Analysis of
             Results of Operations and Financial Condition                2-8

          Consolidated Statements of Operations -
             Three months and six months ended June 30, 1997 and 1996      9

          Consolidated Statements of Cash Flows -
             Six months ended June 30, 1997 and 1996                      10

          Consolidated Balance Sheets -
             June 30, 1997 and December 31, 1996                        11-12

          Notes to Consolidated Financial Statements                      13


Part II.  Other Information                                               14


Signatures                                                                15

                          PART I. FINANCIAL INFORMATION
                              AMERICAN PAGING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Six months ended 6/30/97 compared to six months ended 6/30/96

American Paging, Inc. [AMEX:APP or the "Company"] results of operations reflect progress in the turnaround efforts of a new senior management team in an increasingly competitive wireless messaging industry. While results of operations for the six months ended June 30, 1997 compared to the same period in 1996 reflect decreased customer units, lower service revenue and higher operating expenses, the Company has achieved quarter to quarter improvements in several financial statistics.

In 1995, American Paging restructured its sales and customer service organizations in an effort to improve unit growth, revenue growth, operating efficiency, operating cash flow and earnings. During the restructuring period, the Company achieved several goals to position the Company for future growth in the wireless messaging industry. Chief among the goals was the consolidation of 17 geographically-dispersed customer service and administrative functions into one Customer Telecare Center ("CTC"), which is located in Oklahoma City, Oklahoma. During the conversion to the centralized CTC in the first quarter of 1996 and for several months thereafter, the Company encountered dysfunctions in several of its core business processes. Among the challenges encountered during the restructuring initiative were an increased level of turnover of sales personnel, a loss of qualified administrative support for the field, and a need to redesign the customer support and retention processes.

In order to improve these core business processes, changes were made in the top management of the Company. The new senior management team, assembled in late 1996 and early 1997, implemented a strategic plan for 1997 centered on improving the productivity of the sales and marketing organization, reducing cost of service by consolidating current transmission systems and improving customer care practices.

For the first half of 1997, service revenue decreased 6.8% to $44.0 million on a 2.9% decrease in the number of units in service since June 30, 1996. Customer units in service totaled 780,600 at June 30, 1997 compared to 803,500 at June 30, 1996. Operating cash flow (operating loss plus depreciation and amortization) for the first half of 1997 was $(395,000) compared to a positive $4.0 million for the same period in 1996. Service operating expenses increased 3.5% to $59.7 million, principally due to increased sales and marketing costs partially offset by decreases in general and administrative costs. As a result, the Company incurred an operating loss of $15.5 million for the first half of 1997. In addition, the Company incurred higher interest expense contributing to a net loss of $23.4 million for the first half of 1997.

While results for the first half of 1997 are down when compared to 1996, the Company has made progress in its turnaround efforts, particularly during the second quarter of 1997. Among the positive indicators was the first net increase in units in service since the second quarter of 1996. Units in service increased 13,200 during the quarter to 780,600. Operating cash flow improved over $1.0 million compared to the first quarter of 1997. Cost of service decreased by nearly 10% compared to the first quarter of 1997. Additionally, process improvements at the CTC led to a decrease in the churn rate to 2.6%. The churn rate has steadily decreased over the last three quarters from a peak of 3.9% during the third quarter of 1996.

Service revenue decreased 6.8% ($3.2 million) in 1997 compared to 1996 as a result of a 2.9% decrease in units in service compared to the same period in 1996. Service revenue also declined due to continuing competitive pricing pressures and a continuing shift in the distribution channel mix towards indirect channels, which typically provide lower service revenue per unit. Accordingly, average monthly service revenue per customer unit ("ARPU") declined 4.1% to $9.48 for the first six months of 1997 from $9.89 for the same period in 1996; 3.2% was due to the competitive pricing pressures and 0.9% was due to the change in distribution channel mix.

Service operating expenses increased 3.5% ($2.0 million) in 1997, principally due to higher sales and marketing costs partially offset by decreases in general and administrative costs.

Beginning in January 1997, the Company changed its income statement presentation for two categories of service operating expenses to be properly aligned with management responsbility. Bad debt expense, previously included in general and administrative expense, is now included in sales and marketing expense, and pager repair expense, previously included in cost of service, is now included in general and administrative expense. Amounts in the affected expense categories have been reclassified for 1996 in the Consolidated Statement of Operations.

Cost of service increased 1.5% ($195,000) in the first half of 1997, primarily due to increased costs of reselling third-party nationwide service associated with an increase in nationwide units in service. Partially offsetting these increases was an overall reduction in the number of technical and inventory personnel, and transferring many of these functions to the CTC, the costs of which are included in general and administrative expense. Additionally, the Company has implemented cost containment measures in cost of service by migrating more customers to newer, more efficient systems as well as eliminating the infrastructure costs of older systems.

During the past twelve months, transmitters were added primarily for the continued expansion and upgrade of existing systems coupled with the retirement of smaller, outdated systems to improve operating efficiencies. The Company's new systems and upgraded transmitters are capable of digital broadcast using the high-speed FLEX-Registered Trademark- signaling protocol, significantly increasing system capacity over the Company's conventional signaling protocol. Over the next three years, the Company intends to reduce its cost of service by reducing the number of frequencies it maintains and dismantling older networks.

Sales and marketing expense increased 29.8% ($4.1 million) in the first half of 1997, primarily due to increased sales and marketing personnel costs. For the first half of 1997 compared to the first half of 1996, the Company experienced increased turnover within the sales force as well as increased costs associated with recruiting and training new sales personnel. During the conversion to the CTC in 1996, credit and collection activities were temporarily suspended while these activities were consolidated from field offices to the CTC. Additionally, insufficient resources were allocated to credit and collection issues during the third and fourth quarters of 1996 as a result of changes in the management of the Company. During the first half of 1997, the Company resumed its normal collection activities and also implemented additional credit review and qualification procedures. As a result, bad debt as a percent of service revenue was 7.4% for the first half of 1997 compared to 4.4% for the same period last year. The Company intends for bad debt as a percent of service revenue to return to historical levels with the aforementioned credit and collection procedures. Store location expense increased in 1997 due to the fact that field store locations are now almost solely dedicated to sales activities. As a result, a greater percentage of field store related expenses are categorized as sales and marketing. Prior to the opening of the CTC in April 1996, only a portion of field store expenses was allocated to sales and marketing expense as various administrative functions still remained at the field stores.

General and administrative expense decreased 16.3% ($2.7 million) in the first half of 1997. During the first half of 1996, the Company recorded restructuring expenses of approximately $1.9 million related to subleasing office space, employee severance and out placement services, and for consulting services. No restructuring-related expenses were recorded during the first half of 1997. Throughout 1997, the Company has implemented various cost containment measures aimed at decreasing general and administrative expenses overall. In addition, employee travel and relocation expenses decreased during the first half of 1997 compared to the same period last year. During the conversion to the CTC in 1996, there was a significant increase in employee travel to Oklahoma City as well as additional costs to relocate customer support personnel. These decreases were partially offset by increased staffing levels at the CTC for the entire six months of 1997.

Depreciation and amortization expense increased 3.3% ($482,000) in the first half of 1997, reflecting increased investment in CTC system and equipment enhancements, system infrastructure, and subscriber devices. Excluding the investment in narrowband Personal Communications Services ("PCS") licenses (which is not yet being amortized), the gross depreciable/amortizable balance grew 5.4% to $149.0 million at June 30, 1997 from $141.3 million at June 30, 1996. In the first half of 1996, the Company recorded approximately $350,000 in additional depreciation expense due to the reduction in useful lives of fixed assets retired as a result of the Company's restructuring.

Equipment sales income/(loss) was $184,000 in the first half of 1997 compared to $(161,000) in 1996. The Company generally plans to break even on equipment sales, but may have income or loss in any given quarter. For marketing purposes, it may, at times in selected locations, discount paging equipment below cost due to competitive pressures or sales promotions.

Operating loss was $15.5 million in the first half of 1997 compared $10.7 million in 1996. Operating margin on service revenue decreased to (35.3%) in 1997 from (22.6%) in 1996. The decrease in operating results reflect decreased service revenue coupled with increased sales and marketing costs partially offset by lower general and administrative expenses.

Investment and other income/(expense) was $(402,000) in the first half of 1997 compared to $(513,000) in 1996 primarily reflecting investment losses during each period associated with the Company's joint venture with Nexus Telecommunication Systems, Ltd. ("Nexus"), accounted for using the equity method. The joint venture, American Messaging Services, LLC ("AMS"), was formed to develop a patented communications network that provides two-way paging, location and telemetry services. The Company stopped funding AMS as of June 30, 1997. As a result, the Company's interest in AMS may become diluted.

Interest expense-affiliates increased $4.9 million to $7.4 million for the first half of 1997 compared to 1996. The increase is the result of increased long-term indebtedness of $37.2 million used to fund construction expenditures and continuing operations, as well as a decision to stop capitalizing interest related to the Company's narrowband PCS licenses. Beginning October 1, 1995 and continuing through September 30, 1996, the Company capitalized interest costs related to borrowings for the acquisition and development of its narrowband PCS licenses. The Company stopped capitalizing interest as of October 1, 1996 due to a suspension in the Company's development of its narrowband PCS licenses. Please see the Capital Resources and Liquidity section for more information related to the Company's plans with respect to the buildout of its narrowband PCS licenses. Capitalized interest for the first half of 1996 totaled $2.8 million. At June 30, 1997, the Company had $159.0 million outstanding under its Revolving Credit Agreement with its parent, Telephone and Data Systems, Inc. [AMEX:TDS].

The Company and TDS are parties to a tax allocation agreement, pursuant to which, the Company calculates its losses and credits as if it were a separate affiliated group and will carry forward its losses and credits, if any, to reduce future tax liabilities. For financial reporting purposes, the Company computes its federal income taxes as if it were not a member of the TDS consolidated group.

Net loss totaled $23.4 million in the first half of 1997 compared to $13.7 million in 1996, reflecting a significant increase in operating loss as well as increased interest expense. Net loss per common share was $1.16 in 1997 compared to $0.68 in 1996, reflecting the change in net loss.

Three months ended 6/30/97 compared to three months ended 6/30/96

Service revenue decreased 7.7% ($1.8 million) in the second quarter of 1997 compared to the same period in 1996, primarily as a result of the 2.9% decrease in the number of units in service. Competitive pricing declines coupled with a continuing shift in the distribution channel mix contributed to the 4.0% decline in ARPU to $9.34 for the second quarter of 1997 from $9.73 for 1996.

Service operating expense decreased 4.0% ($1.2 million) in the second quarter of 1997 compared to the same period in 1996. For the second quarter of 1997, cost of service decreased 9.5% ($647,000) due to the implementation of newer, more efficient systems as well as cost containment measures in third-party system maintenance contracts and the elimination of the infrastructure costs of older systems. Sales and marketing expense increased 15.3% ($1.2 million) in the second quarter of 1997. In addition to the reasons cited above for the increase for the first half of 1997, bad debt as a percent of service revenue increased to 7.7% compared to 4.1% for the same period last year. General and administrative expenses decreased 19.3% ($1.6 million) in the second quarter of 1997 for reasons generally the same as for the first half of 1997.

Equipment sales income increased to $77,000 in the second quarter of 1997 compared to $41,000 for same period in 1996.

Operating loss was $7.1 million in the second quarter of 1997 compared to $6.6 million for 1996. The 8.6% increase in operating loss was primarily due to a decrease in service revenue coupled with increased sales and marketing expenses. The increase in sales and marketing expense was partially offset by cost containment measures in other operating and general and administrative costs.

Investment and other income/(expense) was $(191,000) in the second quarter of 1997 compared to $(294,000) for the same period in 1996, for reasons generally the same as for the first half of 1997.

Interest expense-affiliates increased $2.5 million for the second quarter of 1997 compared to the same period in 1996, for reasons generally the same as for the first half of 1996.

Net loss totaled $11.3 million for the second quarter of 1997 compared to $8.3 million for 1996. Net loss per common share was $0.56 for the second quarter of 1997 compared $0.42 for 1996.

Capital Resources and Liquidity

The purchase of narrowband PCS licenses, construction and development of the Company's radio paging infrastructure and the CTC, costs associated with restructuring the Company's operations, and acquisitions have caused financing requirements to exceed internally generated cash flows during the last few years. Accordingly, the Company has obtained substantial external funds in the form of borrowings under a Revolving Credit Agreement with TDS, and anticipates that it will require additional funds over the next few years. The additional funds will be used to finance continuing operations as needed, as well as for expanding and upgrading its infrastructure to provide increased coverage and improve service quality to customers.

Cash flows from operating activities required $7.6 million in the first half of 1997 and $3.6 million for the same period in 1996. The $4.0 million increase in cash required was primarily due to the $9.7 million additional net loss. Offsetting the additional net loss was a $5.7 million increase in cash provided by working capital items, such as accounts payable, accounts receivable and unearned revenue.

Cash flows from financing activities provided $19.2 million in the first half of 1997 compared to $27.3 million in 1996. Cash flows from financing activities primarily include cash from borrowings under the Revolving Credit Agreement with TDS. The Company borrowed $19.0 million during the first half of 1997 under the Revolving Credit Agreement with TDS compared to $27.2 million for the same period in 1996.

Cash flows from investing activities required cash totaling $11.5 million in the first half of 1997 compared to $25.7 million in 1996. The majority of the cash outflow during the first half of 1997 related to net additions to property, plant and equipment representing purchases of subscriber devices, enhancements to existing systems and construction of new systems. Capital expenditures for radio paging property and equipment and the purchase of subscriber devices for lease are anticipated to total approximately $25 million in 1997.

During 1997, the Company intends to spend approximately $12 million for deploy-ment of infrastructure, including both FLEX-Registered Trademark- and ReFLEX25-Registered Trademark- technologies. The Company has selected the
ReFLEX25-Registered Trademark- protocol for the development of its narrowband PCS licenses. The subscriber device equipment to be used with the ReFLEX25-Registered Trademark- technology is anticipated to become commercially available in the first quarter of 1998. The source of funds for these expenditures is expected to be additional borrowings under the Revolving Credit Agreement with TDS. Subject to the Company's ability to obtain sufficient financing, the Company will also require signficant additional funds to continue to develop its narrowband PCS infrastructure and market the services these licenses allow the Company to provide. There can be no assurance that the Company will be successful in developing these licenses due to such factors as the inability to obtain sufficient financing at a reasonable cost, the availability of supporting infrastructure and related subscriber device equipment, competition, regulatory developments or other factors.

Amortization of a portion of the Company's narrowband PCS license costs will commence when the first customer is activated on one of the five regional narrowband PCS licenses.

At June 30, 1997, the Company had $646,000 in cash. The Company had unused borrowing capacity at June 30, 1997 of $21 million under its Revolving Credit Agreement with TDS.

Pursuant to the Revolving Credit Agreement, amended effective March 5, 1997, the Company may borrow up to an aggregate of $180 million from TDS. At June 30, 1997, $159 million total long-term debt under this agreement was used for the acquisition and development of five regional narrowband PCS licenses ($61.0 million), investments in infrastructure, systems and subscriber devices ($60.7 million), continuing operations ($21.6 million), and acquisitions ($15.7 million).

The Revolving Credit Agreement allows the Company to borrow funds at an interest rate equal to 1 1/2% above the prime rate, which is payable quarterly. The Company's interest rate at June 30, 1997 was 10.0%. No principal is payable until January 1, 1999, subject to acceleration under certain circumstances, at which time the entire principal balance then outstanding is scheduled to become due and payable. The Company determined that it was in violation of a covenant under the Revolving Credit Agreement with TDS relating to maintaining a certain ratio of equity to liabilities. The Company obtained a waiver of the covenant from TDS through January 1, 1999. In absence of such waiver, the entire amount outstanding under the Revolving Credit Agreement would have become immediately due and payable at the discretion of TDS.

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


                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                            Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                          --------------------------------------------
                                            1997        1996        1997        1996
                                          --------    --------    --------    --------
                                       (Dollars in thousands, except per share amounts)


SERVICE REVENUE .......................   $ 21,684    $ 23,493    $ 43,994    $ 47,201
                                          --------    --------    --------    --------


SERVICE OPERATING EXPENSE
   Cost of service ....................      6,179       6,826      13,040      12,845
   Sales and marketing ................      8,453       7,329      17,656      13,600
   General and administrative .........      6,817       8,452      13,877      16,585
   Depreciation and amortization ......      7,441       7,494      15,145      14,663
                                          --------    --------    --------    --------
      Total service operating expense .     28,890      30,101      59,718      57,693
                                          --------    --------    --------    --------
SERVICE OPERATING LOSS ................     (7,206)     (6,608)    (15,724)    (10,492)
                                          --------    --------    --------    --------

EQUIPMENT SALES
   Revenue ............................      2,564       2,803       4,834       5,405
   Cost of equipment sold .............      2,487       2,762       4,650       5,566
                                          --------    --------    --------    --------
EQUIPMENT SALES INCOME/(LOSS) .........         77          41         184        (161)
                                          --------    --------    --------    --------

OPERATING LOSS ........................     (7,129)     (6,567)    (15,540)    (10,653)
                                          --------    --------    --------    --------

INVESTMENT AND OTHER INCOME/(EXPENSE)
   Investment loss in joint venture ...       (229)       (374)       (470)       (668)
   Interest income ....................         38          80          68         122
   Other, net .........................         --          --          --          33
                                          --------    --------    --------    --------
   Total investment and other (expense)       (191)       (294)       (402)       (513)
                                          --------    --------    --------    --------

LOSS BEFORE INTEREST
   AND INCOME TAXES ...................     (7,320)     (6,861)    (15,942)    (11,166)
Interest expense - affiliates .........      3,940       1,441       7,447       2,519
                                          --------    --------    --------    --------

LOSS BEFORE INCOME TAXES ..............    (11,260)     (8,302)    (23,389)    (13,685)
Income tax expense/(benefit) ..........         --          38          --          (1)
                                          --------    --------    --------    --------

NET LOSS ..............................   $(11,260)   $ (8,340)   $(23,389)   $(13,684)
                                          ========    ========    ========    ========


WEIGHTED AVERAGE COMMON AND
   SERIES A COMMON SHARES (000s) ......     20,101      20,047      20,090      20,044

NET LOSS PER COMMON AND
   SERIES A COMMON SHARE ..............   $  (0.56)   $  (0.42)   $  (1.16)   $  (0.68)
                                          ========    ========    ========    ========





       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                             Six Months Ended
                                                                 June 30,
                                                             1997        1996
                                                           --------    --------
                                                          (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ................................................ $(23,389) $(13,684)
   Add (deduct) adjustments to reconcile net loss
     to net cash provided by operating activities:
     Depreciation and amortization .........................   15,145    14,663
     Deferred income taxes, net ............................       --        (4)
     Investment loss .......................................      470       668
     Other noncash expense .................................      873     1,428
     Change in accounts receivable .........................    1,213    (2,894)
     Change in accounts payable ............................     (588)   (4,391)
     Change in unearned revenue ............................   (1,897)    2,223
     Change in accrued taxes ...............................     (223)      308
     Change in accrued interest ............................      156    (1,423)
     Change in other assets and liabilities ................      638      (541)
                                                              -------   -------
                                                               (7,602)   (3,647)
                                                              -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Revolving Credit Agreement - TDS ..............   19,000    27,237
   Common stock issued .....................................      206        90
                                                              -------   -------
                                                               19,206    27,327
                                                              -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment, net .........  (11,472)  (22,027)
   Investment in PCS Licenses ..............................       --    (2,873)
   Other investments .......................................     (469)     (763)
   Change in temporary investments and marketable securities      426        --
                                                              -------   -------
                                                              (11,515)  (25,663)
                                                              -------   -------


NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS ...............................       89    (1,983)

CASH AND CASH EQUIVALENTS
   Beginning of period .....................................      557     4,280
                                                              -------   -------
   End of period ........................................... $    646  $  2,297
                                                             ========  ========











       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                     (Unaudited)
                                                       June 30,  December 31,
                                                         1997        1996
                                                       --------    --------
                                                      (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents ........................   $    646   $    557
  Temporary investments ............................          3        150
  Accounts receivable
    Customers ......................................     11,247     12,639
    Other ..........................................        413        234
  Inventory ........................................      9,498      8,548
  Deferred tax asset ...............................      2,346      2,482
  Prepaid expenses and other .......................      1,472      1,231
                                                      ---------  ---------
                                                         25,625     25,841
                                                      ---------  ---------

INVESTMENTS
  Investment in joint venture ......................        193        193
  Marketable securities ............................          7        286
                                                      ---------  ---------
                                                            200        479
                                                      ---------  ---------

PROPERTY, PLANT AND EQUIPMENT
  In service .......................................    119,078    113,000
  Less accumulated depreciation ....................     71,232     61,528
                                                      ---------  ---------
                                                         47,846     51,472
                                                      ---------  ---------

INTANGIBLE ASSETS
  PCS licenses .....................................     60,901     60,901
  Other intangibles, net of accumulated amortization
    of $19,413 and $17,543, respectively ...........     12,810     14,681
                                                      ---------  ---------
                                                         73,711     75,582
                                                      ---------  ---------


TOTAL ASSETS .......................................  $ 147,382  $ 153,374
                                                      =========  =========

















       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     (Unaudited)
                                                       June 30,  December 31,
                                                         1997        1996
                                                       --------    --------
                                                      (Dollars in thousands)

CURRENT LIABILITIES
  Due to affiliates -
    Accounts payable ...........................   $   1,432    $   1,486
    Accrued interest ...........................       1,325        1,169
  Accounts payable .............................       2,866        3,401
  Unearned revenue and deposits ................       8,630       10,527
  Accrued taxes ................................         133          357
  Accrued compensation .........................       1,398        1,266
  Other current liabilities ....................       3,590        2,841
                                                    --------     --------
                                                      19,374       21,047
                                                    --------     --------

REVOLVING CREDIT AGREEMENT - TDS ...............     158,960      139,960
                                                    --------     --------


DEFERRED LIABILITIES AND CREDITS ...............       2,033        2,169
                                                    --------     --------

COMMON SHAREHOLDERS' EQUITY
  Common shares, par value $1 per share ........       7,610        7,560
  Series A Common shares, par value $1 per share      12,500       12,500
  Additional paid-in capital ...................      72,745       72,589
  Retained deficit .............................    (125,840)    (102,451)
                                                    --------     --------
                                                     (32,985)      (9,802)
                                                    --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....   $ 147,382    $ 153,374
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

     The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, and the results of operations and cash flows for the three month periods and six month periods ended June 30, 1997 and 1996. The results of operations for the three month periods and six month periods ended June 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.


2. Net loss per Common and Series A Common share for the three month periods and six month periods ended June 30, 1997 and 1996 were computed by dividing net loss by the weighted average number of Common shares and Series A Common shares outstanding during the period.

     The Financial Accounting Standards Boards issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in March 1997 which will become effective in December 1997. The Company has not yet adopted SFAS No. 128, but management anticipates there will be no impact on Net loss per Common and Series A Common share.


3.   The following table summarizes interest and income taxes paid:

                                                       Six Months Ended June 30,
                                                            1997       1996
                                                            ----       ----
                                                         (Dollars in thousands)
         Interest paid                                    $ 7,291    $ 6,696
         Income taxes paid                                      1         96

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote  of Security-Holders.

At the Annual Meeting of Shareholders of the Company, held on May 5, 1997, the following numbers of votes were cast for the matters indicated:

1. For the election of one Class I Director of the Company by the holders of Common shares:
                                                                      Broker
                 Nominee              For           Withhold         Non-Vote
                ----------           -----         ----------       ----------
            Edwin L. Russell       7,217,565         85,895            -0-

2. For the election of one Class I Director of the Company by the holder of Series A Common Shares:
                                                                      Broker
                 Nominee              For           Withhold         Non-Vote
                ----------           -----         ----------       ----------
          LeRoy T. Carlson, Jr.   187,500,000          -0-             -0-

3. For the election of one Class III Director of the Company by the holder of Series A Common Shares:
                                                                      Broker
                 Nominee              For           Withhold         Non-Vote
                ----------           -----         ----------       ----------
          Terrence T. Sullivan    187,500,000          -0-             -0-

4.     Proposal to Approve 1997 Employee Stock Purchase Plan:
                                                                      Broker
                               For        Against      Abstain       Non-Vote
                              -----      ---------    ---------     ----------
       Series A
          Common Shares   187,500,000        -0-          -0-          -0-

       Common Shares        7,175,583      98,817       29,061         -0-
                          -----------      ------       ------       -----
          Total           194,675,583      98,817       29,061         -0-

5. Proposal to ratify the selection of Arthur Andersen LLP as Independent Public Accountants for 1997 by the holders of Common shares:
                                                                      Broker
                               For        Against      Abstain       Non-Vote
                              -----      ---------    ---------     ----------
       Series A
          Common Shares    187,500,000        -0-          -0-         -0-

       Common Shares         7,269,508      8,691       25,260         -0-
                           -----------     ------       ------       -----
          Total            194,769,508      8,691       25,260         -0-

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits


Exhibit
Number     Description
-------    -----------
  27       Financial Data Schedule

  (b) No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                           American Paging, Inc.
                                           (Registrant)


Date:  August 11, 1997                     By: /s/ TERRENCE T. SULLIVAN
                                           Terrence T. Sullivan
                                           President
                                           (Chief Executive Officer)



Date:  August 11, 1997                     By: /s/ DENNIS M. BESTE
                                           Dennis M. Beste
                                           Vice President-Finance and Treasurer
                                           (Chief Financial Officer)



Date:  August 11, 1997                     By: /s/ MICHELLE M. HAUPT
                                           Michelle M. Haupt
                                           Controller
                                           (Principal Accounting Officer)