Form 10-Q
period 1997-09-30
AMERICAN PAGING INC
filed 1997-11-13
CIK 916065

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

          For the quarterly period ended September 30, 1997


                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________


                         Commission File Number 1-12786

--------------------------------------------------------------------------------

                              AMERICAN PAGING, INC.

--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

         Delaware                                      36-3109408
        ----------                                     ----------
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
                                              Yes   /X/      No   / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                       Outstanding at November 7, 1997
                  ---------                     -------------------------------
         Common shares, $1 par value                   7,635,493 Shares
    Series A Common shares, $1 par value              12,500,000 Shares

--------------------------------------------------------------------------------

                              AMERICAN PAGING, INC.

                        THIRD QUARTER REPORT ON FORM 10-Q


                                      INDEX




                                                                        Page No.
                                                                        --------

Part I.      Financial Information

             Management's Discussion and Analysis of
                Results of Operations and Financial Condition               2-8

             Consolidated Statements of Operations -
                Three months and nine months ended
                September 30, 1997 and 1996                                  9

             Consolidated Statements of Cash Flows -
                Nine months ended September 30, 1997 and 1996               10

             Consolidated Balance Sheets -
                September 30, 1997 and December 31, 1996                  11-12

             Notes to Consolidated Financial Statements                     13


Part II.     Other Information                                              14


Signatures                                                                  15

                          PART I. FINANCIAL INFORMATION
                              AMERICAN PAGING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Nine months ended 9/30/97 compared to nine months ended 9/30/96

American Paging, Inc. [AMEX:APP or the "Company"] results of operations reflect continued progress in the turnaround efforts in an increasingly competitive wireless messaging industry. While results of operations for the nine months ended September 30, 1997 compared to the same period in 1996 reflect a decrease in operating cash flow and increased net losses, the Company has achieved quarter to quarter improvements in net unit growth and in reducing sales and marketing expenses.

For the first nine months of 1997, service revenue decreased 8.3% to $65.1 million on a 0.6% increase in the number of units in service since September 30, 1996. Customer units in service totaled 792,800 at September 30, 1997 compared to 788,300 at September 30, 1996. Operating cash flow (operating loss plus depreciation and amortization) for the first nine months of 1997 was $(1.2) million compared to $(360,000) for the same period in 1996. Service operating expenses decreased 9.0% to $89.8 million, principally due to decreased general and administrative expense and depreciation expense partially offset by increased sales and marketing costs and costs of providing network service. As a result, the Company incurred an operating loss of $24.8 million for the first nine months of 1997. In addition, the Company incurred higher interest expense contributing to a net loss of $36.8 million for the first nine months of 1997.

For the first nine months of 1996, the Company recorded $4.0 million of general and administrative expenses related to the restructuring effort, primarily for duplicate staffing, employee severance costs, and consulting and legal fees. Also related to the restructuring, the Company recorded additional depreciation charges of $5.3 million -- $2.8 million for a write-down of obsolete inventory and $2.5 million primarily for the write-off of the customer management and billing system.

Restructuring activities undertaken during the first half of 1996 surrounded the Company's conversion to a centralized Customer Telecare Center ("CTC") which resulted in dysfunctions in several of the Company's core processes. Restructuring activities in the second half of 1996 were implemented by a new senior management team assembled to specifically address these operational dysfunctions. The senior management's strategic plan centered on improving the productivity of the sales and marketing organization, reducing cost of service by consolidating current transmission systems and improving customer care practices.

While results for the first nine months of 1997 are down when compared to 1996, the Company has made quarter to quarter progress in its turnaround efforts. Streamlining the field sales force combined with improved productivity of the field sales representatives resulted in quarter to quarter reductions in sales and marketing costs and the second straight quarter of positive net unit growth. Units in service increased 12,200 during the quarter to 792,800. Additionally, process improvements at the CTC led to an improvement in the churn rate to 2.5% for the third quarter of 1997. The churn rate has steadily improved over the last year from a peak of 3.9% during the third quarter of 1996.

Service revenue decreased 8.3% ($5.9 million) in the first nine months of 1997 as a result of a 6.2% decrease in average monthly service revenue per unit ("ARPU") and a decrease in the average number of units in service. Service revenue declined due to continuing competitive pricing pressures and a continuing shift in the distribution channel mix towards indirect channels, which typically provide lower service revenue per unit. Accordingly, ARPU declined to $9.31 in the first nine months of 1997 from $9.92 in the same period in 1996; 5.3% was due to the competitive pricing pressures and 0.9% was due to the change in distribution channel mix. As of September 30, 1997, units in service increased to 792,800 from 788,300 a year ago. However, over the past twelve months units in service reached a low of 767,400 at March 31, 1997 resulting in a decrease in average number of units in service.

Service operating expenses decreased 9.0% ($8.9 million) in the first nine months of 1997 when compared to the same period in 1996. Excluding restructuring charges of $9.3 million noted above, service operating expenses would have increased by $400,000. This increase was driven by increased network service costs, sales and marketing costs, and depreciation expense which was almost fully offset by reductions in general and administrative costs.

Beginning in January 1997, the Company changed its income statement presentation for two categories of service operating expenses to be properly aligned with management responsibility. Bad debt expense, previously included in general and administrative expense, is now included in sales and marketing expense, and pager repair expense, previously included in cost of service, is now included in general and administrative expense. Amounts in the affected expense categories have been reclassified for 1996 in the Consolidated Statement of Operations.

Cost of service increased 5.5% ($1.1 million) in the first nine months of 1997, primarily due to increased costs of reselling third-party nationwide service associated with an increase in nationwide units in service. Partially offsetting these increases was an overall reduction in the number of technical and inventory personnel, and transferring many of these functions to the CTC, the costs of which are included in general and administrative expense. Additionally, the Company has implemented cost containment measures in cost of service by migrating more customers to newer, more efficient systems as well as eliminating the infrastructure costs of older systems.

During the past twelve months, transmitters were added primarily for the continued expansion and upgrade of existing systems coupled with the retirement of smaller, outdated systems to improve operating efficiencies. The Company's new systems and upgraded transmitters are capable of digital broadcast using the high-speed FLEX -Registered Trademark- signaling protocol, significantly increasing system capacity over the Company's conventional signaling protocol. Over the next three years, the Company intends to reduce its cost of service by reducing the number of frequencies it maintains and dismantling older networks.

Sales and marketing expense increased 6.2% ($1.5 million) in the first nine months of 1997, primarily due to increased sales and marketing personnel costs. For the first nine months of 1997 compared to the same period in 1996, the Company experienced increased turnover within the sales force as well as increased costs associated with recruiting and training new sales personnel. A majority of this variance occurred during the first quarter of 1997 when the sales and marketing functions were reorganized. Store location expense increased in 1997 due to the fact that field store locations are now almost solely dedicated to sales activities. As a result, a greater percentage of field store related expenses are categorized as sales and marketing. Prior to the opening of the CTC in April 1996, only a portion of field store expenses was allocated to sales and marketing expense as various administrative functions still remained at the field stores.

During the conversion to the CTC in 1996, credit and collection activities were temporarily suspended while these activities were consolidated from field offices to the CTC. Additionally, insufficient resources were allocated to credit and collection issues during the third and fourth quarters of 1996 as a result of changes in the management of the Company. During the first half of 1997, the Company resumed its normal collection activities and also implemented additional credit review and qualification procedures. As a result, bad debt as a percent of service revenue was 6.8% for the nine months of 1997 compared to 5.7% for the same period last year. The Company intends for the additional credit review and qualifications to result in decreased bad debt expense as a percent of service revenue in subsequent quarters.

General and administrative expense decreased 28.1% ($8.1 million) in the first nine months of 1997. During the first nine months of 1996, the Company recorded restructuring expenses of $4.0 million related to duplicate staffing, employee severance costs, and consulting and legal fees. No restructuring-related expenses were recorded during the first nine months of 1997. Throughout 1997, the Company has implemented various cost containment measures aimed at decreasing general and administrative expenses overall. In addition, consulting costs and employee travel and relocation expenses decreased during the first nine months of 1997 compared to the same period last year. During the conversion to the CTC in 1996, there was a significant increase in employee travel to Oklahoma City as well as additional costs to relocate customer support personnel. The decreases in consulting costs and employee related expenses were partially offset by increased staffing levels at the CTC for the entire nine months of 1997.

Depreciation and amortization expense decreased 12.3% ($3.3 million) in the first nine months of 1997 primarily due to restructuring-related expenses recorded in 1996. In the first nine months of 1996, the Company recorded $5.3 million in additional depreciation expense primarily due to the write-off of obsolete inventory and the Company's customer management and billing system. Excluding restructuring charges, depreciation and amortization would have increased due to increased investment in CTC system and equipment enhancements, system infrastructure, and subscriber devices. Excluding the investment in narrowband Personal Communications Services ("PCS") licenses (which is not yet being amortized), the gross depreciable/amortizable balance grew 3.4% to $146.9 million at September 30, 1997 from $142.0 million at September 30, 1996. Amortization of a portion of the Company's narrowband PCS license costs will commence when the first customer is activated on one of the five regional narrowband PCS licenses.

Equipment sales (loss)/income was $(114,000) in the first nine months of 1997 compared to $418,000 in 1996. The Company generally plans to break even on equipment sales, but may have income or loss in any given quarter. For marketing purposes, it may, at times in selected locations, discount paging equipment below cost due to competitive pressures or sales promotions. In the first nine months of 1997, the Company has experienced increased price competition in the direct distribution channel which resulted in equipment sales losses.

Operating loss was $24.8 million in the first nine months of 1997 compared to $27.3 million in 1996. The operating results for 1997 compared to 1996 reflect a decrease in service revenue coupled with a decrease in operating expenses, primarily related to the restructuring expenses recorded in the first nine months of 1996.

Investment and other income/(expense) was $(322,000) in the first nine months of 1997 compared to $(726,000) in 1996 primarily reflecting investment losses during each period associated with the Company's joint venture with Nexus Telecommunication Systems, Ltd. ("Nexus"), accounted for using the equity method. The joint venture, American Messaging Services, LLC ("AMS"), was formed to develop a patented communications network that provides two-way paging, location and telemetry services. The Company stopped funding AMS as of June 30, 1997. As a result, the Company's interest in AMS will become diluted as Nexus contributes additional capital to the joint venture.

Interest expense-affiliates increased $7.4 million to $11.6 million for the first nine months of 1997 compared to 1996. The increase is the result of increased long-term indebtedness of $38.2 million since September 30, 1996, used to fund construction expenditures and continuing operations, as well as a decision in 1996 to stop capitalizing interest related to the Company's narrowband PCS licenses. Beginning October 1, 1995 and continuing through September 30, 1996, the Company capitalized interest costs related to borrowings for the acquisition and development of its narrowband PCS licenses. The Company stopped capitalizing interest as of October 1, 1996 due to a suspension in the Company's development of its narrowband PCS licenses. See the Capital Resources and Liquidity section for more information related to the Company's plans with respect to the buildout of its narrowband PCS licenses. Capitalized interest for the first nine months of 1996 totaled $4.2 million. At September 30, 1997, the Company had $168.0 million outstanding under its Revolving Credit Agreement ("RCA") with its parent, Telephone and Data Systems, Inc.[AMEX:TDS].

The Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group. TDS and the Company are parties to a Tax Allocation Agreement under which the Company is able to carry forward any losses and credits and use them to offset any future income tax liabilities to TDS.

Net loss totaled $36.8 million in the first nine months of 1997 compared to $32.3 million in 1996, reflecting the increase in interest expense offset somewhat by a decrease in operating loss. Net loss per common share was $1.83 in 1997 compared to $1.61 in 1996, reflecting the change in net loss.


Three months ended 9/30/97 compared to three months ended 9/30/96

Service revenue decreased 11.1% ($2.6 million) in the third quarter of 1997 compared to the same period in 1996, primarily as a result of a 10.0% decrease in ARPU. Competitive pricing declines coupled with a continuing shift in the distribution channel mix contributed to the decline in ARPU to $8.97 for the third quarter of 1997 from $9.96 for 1996.

Service operating expense decreased 26.6% ($10.9 million) in the third quarter of 1997 compared to the same period in 1996. The Company recorded $7.0 million in restructuring-related expenses in the third quarter of 1996; $5.0 million in accelerated depreciation and $2.0 million in general and administrative expense. For the third quarter of 1997, cost of service increased 13.2% ($869,000) for reasons generally the same as for the first nine months of 1997. Sales and marketing expense decreased 26.1% ($2.6 million) in the third quarter of 1997 primarily due to a significant decrease in the number of field sales employees as the Company streamlines its field sales force. Bad debt as a percent of service revenue decreased to 5.7% for the third quarter of 1997 compared to 8.2% for the same period a year ago as a result of improved credit review and qualification procedures implemented at the CTC. General and administrative expenses decreased 44.1% ($5.4 million) in the third quarter of 1997 compared to the same period in 1996 for reasons generally the same as for the first nine months of 1997. Depreciation expense decreased 30.1% ($3.8 million) in the third quarter of 1997 for reasons generally the same as for the first nine months of 1997.

Equipment sales (loss)/income decreased to $(298,000) in the third quarter of 1997 compared to $579,000 for same period in 1996.

Operating loss was $9.3 million in the third quarter of 1997 compared to $16.7 million for 1996. The 44.3% decrease in operating loss was primarily due to the $7.0 million in restructuring-related expenses recorded during the third quarter of 1996.

Investment and other income/(expense) was $80,000 in the third quarter of 1997 compared to $(212,000) for the same period in 1996, for reasons generally the same as for the first nine months of 1997.

Interest expense-affiliates increased $2.4 million for the third quarter of 1997 compared to the same period in 1996, for reasons generally the same as for the first nine months of 1997.

Net loss totaled $13.4 million for the third quarter of 1997 compared to $18.6 million for 1996. Net loss per common share was $0.67 for the third quarter of 1997 compared $0.93 for 1996.


Capital Resources and Liquidity

The purchase of narrowband PCS licenses, construction and development of the Company's radio paging infrastructure and the CTC, costs associated with restructuring the Company's operations, and acquisitions have caused financing requirements to exceed internally generated cash flows during the last few years. Accordingly, the Company has obtained substantial external funds in the form of borrowings under a Revolving Credit Agreement ("RCA") with TDS, and anticipates that it will require additional funds over the next few years. The additional funds will be used to finance continuing operations as needed, as well as for expanding and upgrading its infrastructure to provide increased coverage and improve service quality to customers.

Cash flows from operating activities required $14.7 million in the first nine months of 1997 and $2.5 million for the same period in 1996. The $12.2 million increase in cash required was a direct result of $4.5 million of additional net loss coupled with $1.7 million required for working capital items, such as accounts payable, accounts receivable and unearned revenue. In addition, there was $6.0 million less of cash flows provided during the first nine months of 1997 from depreciation and amortization expense and other non-cash items.

Cash flows from financing activities provided $28.2 million in the first nine months of 1997 compared to $35.3 million in 1996. Cash flows from financing activities primarily include cash from borrowings under the RCA with TDS. The Company borrowed $28.0 million during the first nine months of 1997 under the RCA with TDS compared to $35.2 million for the same period in 1996.

Cash flows from investing activities required cash totaling $13.7 million in the first nine months of 1997 compared to $31.7 million in 1996. The majority of the cash outflows during the first nine months of 1997 related to net additions to property, plant and equipment representing purchases of subscriber devices, enhancements to existing systems and construction of new systems. The majority of cash outflows during the first nine months of 1996 related to net additions to property, plant and equipment of $26.3 million. In addition, net cash outflow of $4.3 million was related to capitalized interest and development costs for the Company's narrowband PCS licenses.

Capital expenditures for subscriber devices for lease, infrastructure and other equipment are anticipated to total approximately $17 million in 1997. Included in that estimate is approximately $6 million for deployment of infrastructure, including both FLEX -Registered Trademark- and ReFLEX25 -Registered Trademark-technologies. The Company has selected the ReFLEX25 -Registered Trademark-protocol for the development of its narrowband PCS licenses. The subscriber device equipment to be used with the ReFLEX25 -Registered Trademark- technology is anticipated to become commercially available in the first quarter of 1998. The source of funds for these expenditures is expected to be additional borrowings under the RCA with TDS. Subject to the Company's ability to obtain sufficient financing, the Company will also require additional funds to continue to develop its narrowband PCS infrastructure and market the services these licenses allow the Company to provide. There can be no assurance that the Company will be successful in developing these licenses due to such factors as the inability to obtain sufficient financing at a reasonable cost, the availability of supporting infrastructure and related subscriber device equipment, competition, regulatory developments or other factors.

At September 30, 1997, the Company had $358,000 in cash. The Company had unused borrowing capacity at September 30, 1997 of $12 million under its RCA with TDS.

Pursuant to the RCA, the Company may borrow up to an aggregate of $180 million from TDS. At September 30, 1997, $168 million total long-term debt under this agreement was used for investments in infrastructure, systems and subscriber devices ($63.2 million), the acquisition and development of five regional narrowband PCS licenses ($61.0 million), continuing operations ($28.1 million), and acquisitions ($15.7 million).

The RCA allows the Company to borrow funds at an interest rate equal to 1 1/2% above the prime rate, which is payable quarterly. The Company's interest rate at September 30, 1997 was 10.0%. No principal is payable until January 1, 1999, subject to acceleration under certain circumstances, at which time the entire principal balance then outstanding is scheduled to become due and payable. The Company determined that it was in violation of a covenant under the RCA with TDS relating to maintaining a certain ratio of equity to liabilities. Effective March 5, 1997, the Company obtained a waiver of the covenant from TDS through January 1, 1999. In absence of such waiver, the entire amount outstanding under the RCA would have become immediately due and payable at the discretion of TDS.

The Company expects to utilize the remaining $12 million available under the RCA during the fourth quarter of 1997 and the first quarter of 1998. In connection with the Company's efforts to increase its customer base and market share, invest in new communications technologies and fulfill its obligations under the RCA with TDS, the Company will require additional sources of funding, the nature, amount and source of which cannot now be determined, but which may include changes in the structure of the RCA with TDS or public or private offerings of debt or equity securities. The Company is currently negotiating with TDS to increase the amount available under the RCA and to amend or waive the current covenants under the RCA. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, it could have a material adverse impact on the Company's financial condition and results of operations.

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



                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                               --------    --------    --------    --------
                                                 1997        1996        1997        1996
                                               --------    --------    --------    --------
                                             (Dollars in thousands, except per share amounts)
SERVICE REVENUE ............................   $ 21,118    $ 23,766    $ 65,112    $ 70,967
                                               --------    --------    --------    --------

SERVICE OPERATING EXPENSE
   Cost of service .........................      7,442       6,573      20,482      19,418
   Sales and marketing .....................      7,353       9,952      25,009      23,552
   General and administrative ..............      6,817      12,190      20,694      28,775
   Depreciation and amortization ...........      8,513      12,324      23,658      26,987
                                               --------    --------    --------    --------
      Total service operating expense ......     30,125      41,039      89,843      98,732
                                               --------    --------    --------    --------
SERVICE OPERATING LOSS .....................     (9,007)    (17,273)    (24,731)    (27,765)
                                               --------    --------    --------    --------

EQUIPMENT SALES
   Revenue .................................      1,812       2,773       6,646       8,178
   Cost of equipment sold ..................      2,110       2,194       6,760       7,760
                                               --------    --------    --------    --------
EQUIPMENT SALES (LOSS)/INCOME ..............       (298)        579        (114)        418
                                               --------    --------    --------    --------

OPERATING LOSS .............................     (9,305)    (16,694)    (24,845)    (27,347)
                                               --------    --------    --------    --------

INVESTMENT & OTHER INCOME/(EXPENSE)
   Investment loss in joint venture ........         11        (266)       (459)       (934)
   Interest income .........................         26          53          94         175
   Other, net ..............................         43        --            43          33
                                               --------    --------    --------    --------
   Total investment & other income/(expense)         80        (213)       (322)       (726)
                                               --------    --------    --------    --------

LOSS BEFORE INTEREST
   AND INCOME TAXES ........................     (9,225)    (16,907)    (25,167)    (28,073)
Interest expense - affiliates ..............      4,170       1,734      11,617       4,253
                                               --------    --------    --------    --------

LOSS BEFORE INCOME TAXES ...................    (13,395)    (18,641)    (36,784)    (32,326)
Income tax benefit .........................         --          (5)         --          (6)
                                               --------    --------    --------    --------

NET LOSS ...................................   $(13,395)   $(18,636)   $(36,784)   $(32,320)
                                               ========    ========    ========    ========


WEIGHTED AVERAGE COMMON AND
   SERIES A COMMON SHARES (000s) ...........     20,119      20,050      20,101      20,046

NET LOSS PER COMMON AND
   SERIES A COMMON SHARE ...................   $  (0.67)   $  (0.93)   $  (1.83)   $  (1.61)
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

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                              Nine Months Ended
                                                                September 30,
                                                               1997      1996
                                                             --------  --------
                                                          (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ................................................ $(36,784) $(32,320)
   Add (deduct) adjustments to reconcile net loss
     to net cash provided by operating activities:
     Depreciation and amortization .........................   23,658    26,987
     Deferred income taxes, net ............................       --        (4)
     Investment loss .......................................      459       934
     Other noncash expense .................................      248     2,421
     Change in accounts receivable .........................       17      (719)
     Change in accounts payable ............................     (237)     (671)
     Change in unearned revenue ............................   (2,879)      415
     Change in accrued taxes ...............................      564       327
     Change in accrued interest ............................      218    (1,346)
     Change in other assets and liabilities ................       20     1,479
                                                             --------  --------
                                                              (14,718)   (2,497)
                                                             --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Revolving Credit Agreement - TDS ..............   28,000    35,237
   Common stock issued .....................................      246        96
                                                             --------  --------
                                                               28,246    35,333
                                                             --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment, net .........  (13,594)  (26,329)
   Investment in PCS Licenses ..............................       --    (4,348)
   Other investments .......................................     (504)   (1,030)
   Change in temporary investments and marketable securities      371        --
                                                             --------  --------
                                                              (13,727)  (31,707)
                                                             --------  --------

NET (DECREASE) INCREASE IN
   CASH AND CASH EQUIVALENTS ...............................     (199)    1,129

CASH AND CASH EQUIVALENTS
   Beginning of period .....................................      557     4,280
                                                             --------  --------
   End of period ........................................... $    358  $  5,409
                                                             ========  ========









       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                       (Unaudited)
                                                      September 30, December 31,
                                                            1997        1996
                                                          --------    --------
                                                          (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents ............................  $    358      $    557
  Temporary investments ................................        13           150
  Accounts receivable
    Customers ..........................................    12,397        12,639
    Other ..............................................       460           234
  Inventory ............................................     5,490         8,548
  Deferred tax asset ...................................     2,346         2,482
  Prepaid expenses and other ...........................     1,415         1,231
                                                          --------      --------
                                                            22,479        25,841
                                                          --------      --------

INVESTMENTS
  Investment in joint venture ..........................       237           193
  Marketable securities ................................        53           286
                                                          --------      --------
                                                               290           479
                                                          --------      --------

PROPERTY, PLANT AND EQUIPMENT
  In service ...........................................   117,421       113,000
  Less accumulated depreciation ........................    70,383        61,528
                                                          --------      --------
                                                            47,038        51,472
                                                          --------      --------

INTANGIBLE ASSETS
  PCS licenses .........................................    60,901        60,901
  Other intangibles, net of accumulated amortization
    of $20,347 and $17,543, respectively ...............    11,861        14,681
                                                          --------      --------
                                                            72,762        75,582
                                                          --------      --------

TOTAL ASSETS ...........................................  $142,569      $153,374
                                                          ========      ========








       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     AMERICAN PAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                       (Unaudited)
                                                      September 30, December 31,
                                                            1997        1996
                                                        ---------     ---------
                                                          (Dollars in thousands)
CURRENT LIABILITIES
  Due to affiliates -
    Accounts payable ...............................    $   1,469     $   1,486
    Accrued interest ...............................        1,387         1,169
  Accounts payable .................................        3,181         3,401
  Unearned revenue and deposits ....................        7,648        10,527
  Accrued taxes ....................................          920           357
  Accrued compensation .............................        2,228         1,266
  Other current liabilities ........................        2,083         2,841
                                                        ---------     ---------
                                                           18,916        21,047
                                                        ---------     ---------

REVOLVING CREDIT AGREEMENT - TDS ...................      167,960       139,960
                                                        ---------     ---------

DEFERRED INCOME TAX LIABILITY ......................        2,033         2,169
                                                        ---------     ---------

COMMON SHAREHOLDERS' EQUITY
  Common shares, par value $1 per share ............        7,632         7,560
  Series A Common shares, par value $1 per share ...       12,500        12,500
  Additional paid-in capital .......................       72,764        72,589
  Retained deficit .................................     (139,236)     (102,451)
                                                        ---------     ---------
                                                          (46,340)       (9,802)
                                                        ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........    $ 142,569     $ 153,374
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

     The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, and the results of operations and cash flows for the three month periods and nine month periods ended September 30, 1997 and 1996. The results of operations for the three month periods and nine month periods ended September 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.


2. Net loss per Common and Series A Common share for the three month periods and nine month periods ended September 30, 1997 and 1996 were computed by dividing net loss by the weighted average number of Common shares and Series A Common shares outstanding during the period.

     The Financial Accounting Standards Boards issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in March 1997 which will become effective in December 1997. The Company has not yet adopted SFAS No. 128, but there will be no impact on Net loss per Common and Series A Common share.


3.   The following table summarizes interest and income taxes paid:

                                            Nine Months Ended September 30,
                                                   1997         1996
                                                   ----         ----
                                                (Dollars in thousands)

          Interest paid                          $11,400      $ 9,749
          Income taxes paid                            1           96

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits


     Exhibit
     Number     Description
     -------    -----------
       27       Financial Data Schedule

  (b) No reports were filed on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                           American Paging, Inc.
                                           (Registrant)


Date:  November 13, 1997                   By: /s/ TERRENCE T. SULLIVAN
                                           ----------------------------
                                           Terrence T. Sullivan
                                           President
                                           (Chief Executive Officer)



Date:  November 13, 1997                   By: /s/ DENNIS M. BESTE
                                           ----------------------------
                                           Dennis M. Beste
                                           Vice President-Finance and Treasurer
                                           (Chief Financial Officer)



Date:  November 13, 1997                   By: /s/ MICHELLE M. HAUPT
                                           ----------------------------
                                           Michelle M. Haupt
                                           Controller
                                           (Principal Accounting Officer)